Form 10KSB
period 2000-12-31
ARENA RESOURCES INC
filed 2001-03-15
CIK 1123871

FORM 10-KSB

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


MARK ONE

   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES     EXCHANGE OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                               or
          TRANSITION REPORT pursuant to section 13 or 15(d) of the securities exchange act of 1934

     FOR THE TRANSITION PERIOD FROM N/A TO N/A

                COMMISSION FILE NUMBER: 333-46164

                      ARENA RESOURCES, INC.
                      ---------------------
     (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              NEVADA                         73-1596109
     ------------------------          ----------------------
     (STATE OF INCORPORATION)             (I.R.S. EMPLOYER
                                       IDENTIFICATION NUMBER)


     4920 SOUTH LEWIS STREET, SUITE 107
     TULSA, OKLAHOMA                         74105
     ---------------                         --------
     ADDRESS OF PRINCIPAL                    ZIP CODE
     EXECUTIVE OFFICES

Registrant's telephone number, including area code: (918) 747-6060


                                      Name of each exchange on
Title of each class                          which registered
-------------------                   ------------------------
Common - $0.001 Par Value                        None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO   (Initial
filing)

As of March 1, 2001, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, computed by reference to the recent Initial Public Offering price of $0.25/share, would be approximately $200,000. The company has no current trading market.

As of March 1, 2001, the Registrant had outstanding 3,400,000 shares of common stock ($0.001 par value)

                        TABLE OF CONTENTS

                              PART I
                                                            Page

ITEM 1    BUSINESS                                           3

ITEM 2    PROPERTIES                                        11

ITEM 3    LEGAL PROCEEDINGS                                 15

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS                                          15

                             PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY             15

ITEM 6    SELECTED FINANCIAL DATA                           16

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS               16

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA        18

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURES           18

                            PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT    18

ITEM 11   EXECUTIVE COMPENSATION                            20

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                    21

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS    21

                             PART IV

ITEM 14   EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND
          REPORTS ON FORM 8-K                               23

          SIGNATURES                                        24

                             PART I

                        Item 1.  BUSINESS

     Forward-looking statements in this Report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, projections, intentions, anticipations and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements while made in good faith involve risks and uncertainties; including, without limitation to, the following:
(i) the company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the company; (ii) the company's plans and results of operations will be affected by the company's ability to manage its growth and inventory (iii) other risks and uncertainties which may be indicated from time to time in the company's filings with the Securities and Exchange Commission. Neither the Securities and Exchange Commission nor any other regulatory body takes any position as to the accuracy of forward looking statements.

 GENERAL DESCRIPTION OF COMPANY AND BUSINESS

     Arena Resources, Inc., hereafter "Arena" or "the company," was incorporated in Nevada on August 31, 2000. The company completed an initial Public Offering pursuant to an SB-1 registration of its securities on February 16, 2001 raising gross proceeds of $200,000. The company is involved in oil and gas acquisition and development. Its initial operations are in the State of Oklahoma. The principal office of the company is located at 4920 South Lewis Street, Suite 107, Tulsa, Oklahoma. The telephone number is (918) 474-6060.

     The present assets of Arena consist of a 40% carried working interest in a shut-in gas well on the Spears lease in McIntosh County, Oklahoma, and an equivalent interest in two drill sites on adjacent leases. A carried working interest means that Mr. Rochford and Mr. McCabe will pay for drilling and completion expenses on the two drill sites and the anticipated workover of the Spears well. These leases are more particularly described beginning on page 11 of this Report.

         In February 2001 Arena closed its initial public offering (IPO) by selling 800,000 shares at $0.25/share to 29
California residents raising gross proceeds of $200,000. This IPO is more particularly described at page 10 of this Report.

        Arena is about to commence an initial private placement offering to accredited investors to attempt to raise between $500,000 and $3,500,000 for drilling and completion, as well as additional acquisitions. No assurance this offering can be closed is made or implied. The intended terms of this offering and use of proceeds is more fully described at page 9 of this Report.

     The company has been listed with Standard & Poor's as of February 26, 2001.


(A) REVENUES, COSTS AND TAXES

     All revenues, if any, and costs from oil and gas wells will be accrued as income or costs to Arena, not the shareholders. Shareholders will not incur any liability or assessments as a shareholder. In like manner, typical anticipated tax benefits in an oil or gas program such as write-offs for drilling and completion costs and percentage or cost depletion will accrue directly to Arena and not to Shareholders.

(B) OPERATING AGREEMENT

     The day-to-day operations of the leases are governed by an operating agreement between the owner/operator of the leases, Tri-State Energy Corporation, with Arena and other non-operators.
The operator under this agreement is charged with day-to-day operations, as well as making drilling, completion and workover decisions, but subject to the pro rata financial participation by
the non-operations, such as Arena.    While Tri-State has a
contractual relationship with the gas purchaser, ONEOK Energy Marketing and Trading Company, which in turn contracts with the gas gatherer, Enogex; Arena does not have any contract with these companies and looks solely to its operating agreement with Tri-State as generally described in this Report.

     The essential elements of the operating agreement for the three leases is outlined as follows:

 .    Arena's share of standard total monthly operating expenses,
     40%, are estimated to be approximately $1,000 per completed well. The operating agreement also provides for the payment of Arena's 30% net revenue interest.

 .    If a non-operator, like Arena, does not participate in
     drilling and completion expenses agreed upon by the operator and a majority of the non-operators, then Arena would receive a penalty equal to five times the amount of the assessment to be deducted from its future net revenue interest.

 .    The Operating Agreement is concurrent with production from the subject leases, unless terminated for cause or upon notice.

 .    The operator may expend up to $25,000 without getting
     consent of the non-operators and pay third party claims up to $11,000 without this consent.

(C) GATHERER AND PURCHASER

     Gas produced in the lease areas is gathered in the field by a gathering/transport company which charges a transportation charge to deliver the gas to a principal pipeline purchaser. The present gatherer is Enogex.

     The current net price paid is approximately $4.50 to $5.25 per thousand cubic feet of gas (MCF). The gas is currently purchased by ONEOK Energy Marketing and Trading Company LP. ONEOK pays the operator, Tri-State, which then distributes our share of net revenue to Arena.

(D) RESERVE ESTIMATES

     The following table summarizes the existing net gas properties held by Arena showing both estimated proven developed and proven non-developed reserves with estimated recoverable natural gas revenues from those reserves expressed in increments of a thousand cubic feet (MCF). Proven developed reserves are proven reserves upon which there is actual production:

Current              Current Proven        Estimated Net Cash
Proven Developed     Undeveloped Reserves  Flow At
Reserves                                   Current Prices
                                           Discounted
                                           at 10% to Present
                                           Value
-----------------    -------------------   ------------------
60,034 MCF           418,229 MCF           $1,096,866

     A common method by which oil and gas companies production potential is expressed is to compare the interests which an oil and gas production company has in existing wells, regardless of how small that interest may be, by designating each such interest as a gross well and then to aggregate that percentage of interest in the various "gross wells" until a total percentage is derived up to one hundred percent of interest in a comparable well, which is described as a "net well." Using this analysis, the company presently has a potential interest in three "gross wells" to be developed and a ninety percent anticipated "net well" interest, as its net revenue interest in each well to be completed would be thirty percent.

     The independent mineral report upon which the foregoing analysis of existing interest is derived has not been attached as an exhibit to this Report, but has been filed as part of the earlier SB-1 registration materials of Arena. Arena does not warrant or guarantee the accuracy or completeness of the results contained in such independent reserve report prepared for the company, and any such mineral report should be considered as an estimate rather than an actual determination of recoverable and potential reserves.

(E) COMPETITIVE FACTORS

     Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is
largely established by major international producers.   Pricing
for natural gas is more regional.   Because domestic demand for
oil and gas exceeds supply, there is little risk that all current production will not be sold at relatively fixed prices. To this extent Arena does not see itself as directly competitive with other producers, nor is there any significant risk that the company could not sell all production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is almost non existent. The primary competitive risks would come from falling international prices which could render current production uneconomical.

     Secondarily, Arena is presently committed to use the services of the existing gatherer in its present areas of anticipated production. This gives to such gatherer certain short term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay new pipeline and obtain new rights of way in the lease.

     It is also significant that more favorable prices can usually be negotiated for larger quantities of oil and/or gas product, such that Arena views itself as having a price
disadvantage to larger producers.   Large producers also have a
competitive advantage to the extent they can devote substantially more resources to acquiring prime leases and completing production. They also have more geological and engineering experts and resources to better find and develop prospects.

(F) NUMBER OF PERSONS EMPLOYED

     Both Mr. Lloyd T. Rochford and Mr. Stanley McCabe will actively continue in management on a full time basis for the company. Mr. Rochford presently serves the company as its president and chief executive officer (CEO). Mr. McCabe is the chief financial officer (CFO), secretary and treasurer. Both Mr. Rochford and Mr. McCabe are currently involved full-time in start-up and acquisition efforts for Arena. Mr. Rochford and Mr. McCabe have not to date received any compensation. Arena will pay Mr. Rochford and Mr. McCabe for their continuing executive services in the event there are subsequent net revenues or potentially from the Private Placement proceeds on a to be negotiated bases.

     Arena may use a portion of funds from the anticipated Private Placement to pay salaries, though no final decision has been made regarding this subject. Any salaries paid from the anticipated Private Placement would be prospective only from any close of the Private Placement. No prior salaries have or will be paid; however, accrued compensation expenses have been applied in determining Mr. Rochfords' and Mr. McCabes' equity positions in the amount of $100,000. No proceeds of the IPO have been or will be used to pay salaries. No salaries have been determined or paid to management and the parties have simply agreed to negotiate the future salaries on a good faith basis.

     Arena agreed to pay general costs, such as travel and communications, and to repay Mr. Rochford and Mr. McCabe advanced third party costs directly related to the organizational and selling efforts by the company, such as expert fees, required to complete its initial public offering and to continue operations. Payment of these amounts are more fully described under the Use of Proceeds section for the IPO at page 10 of this Report.

     Until such time as revenues are realized or proceeds of the Private Placement in sufficient quantities are raised to pay regular compensation, the two officers designated above have indicated a willingness to continue on a full-time basis to serve the company indefinitely. However, it should be realized that the company has no fixed compensation contract with either party and either party could terminate services to the company at any time.

     In the event that Arena realizes subsequent revenues, it may consider retaining other employees or experts on a full or part-time basis as it deems appropriate. Arena would consider employing the services of a CFO, office manager, field geologist, and well completion supervisor in the event of sufficient revenues. The geologist and well completion supervisor may be retained on either a part-time salary or independent contract basis as Arena would subsequently deem most appropriate in the future. Arena would also probably consider hiring a full-time secretary or office manager as the development of Arena would justify, along with other as yet undetermined office workers or personnel.

(G) ENVIRONMENTAL COMPLIANCE AND RISKS

     Oil and gas production is a highly regulated activity which is subject to significant environmental and conservation regulations both on a federal and state level. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies such as the Environmental Protection Agency. However, while the company believes this generally to be the case for its intended production activities in Oklahoma, it should be noticed that there are various Environmental Protection Agency regulations which would govern significant spills, blow-outs, or uncontrolled emissions.

     In Oklahoma specific oil and gas regulations exist related to the drilling, completion and operation of wells, as well as disposal of waste oil. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the Oklahoma Corporations Commission, Oil and Gas Division.

     Compliance with these regulations may constitute a significant cost and effort for Arena. No specific accounting for environmental compliance has been maintained or projected by Arena to date. Arena does not presently know of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which it or the acquired properties are involved or subject relevant to or arising out of its predecessor operations.

     In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies to include: ordering a clean up of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities. In certain egregious situations the agencies may also pursue criminal remedies against the company or its principals.

(H) DISTINCTIVE CHARACTERISTICS OF ISSUER'S BUSINESS AND INDUSTRY

     There are certain special or distinctive characteristics of this issuer's business which should be understood. While some of these characteristics have been earlier discussed or alluded to, we are summarizing below the more significant of these factors:

 .    The company has had no significant revenues or income to
     date and has occurred a net loss of ($110,423) from inception in March, 2000 to December 31, 2000. Based upon the foregoing, there is a substantial doubt about the company's ability to continue as a going concern.

 .    Oil and gas production is a highly regulated industry.  The
     Oklahoma Corporate Commission, Oil and Gas Division, as well as similar regulatory agencies in other states, impose limitations on the number of wells per geographic area and also may regulate the amount of production from wells in a formation or given conservation area.

 .    Environmental issues, including disposal of drilling fluids and chemicals, waste oil, surface contamination are regulated by the Oklahoma Commission, and similar agencies in other states; and, secondarily, by the Federal Environmental Protection Agency, EPA. Typically the EPA does not impose specific standards or regulations unless there is a significant environmental contamination.

 .    Any drilling and completion of a well must be considered
     high risk due to the danger a well may be drilled and completed at substantial cost only to be determined to be a dry hole or non-commercial well.

 .    The pricing for oil and gas has historically been extremely volatile and these price changes could render, in a short period, an otherwise commercially successful well non-commercial and require it to be shut-in. Additionally, there are risks to production including casing or formation collapses, blow-outs, flooding, silting, as well as equipment failures.

 .    Arena will be dependent upon a third party operator to
     initiate drilling of the initial two well sites in the company by approximately the end of the 1st quarter of 2001 and for Messrs. McCabe and Rochford to pay Arena's share of there costs, neither of which can be assured or warranted.

 .    The exact structure of Arena's future oil and gas
     acquisition and operating activities is not and cannot be determined prior to the close of the anticipated Private Placement Offering, though Arena will continue with the drilling and completion of its two initial drill sites in all events and will observe its general undertakings as to the type and nature of intended acquisitions.

(I) MANAGEMENT'S CURRENT PLANS

     Arena has received an oral undertaking from the Operator for the Spears and adjacent leases that at least one of the projected two wells will most likely be commenced by approximately the end of the 1st quarter of 2001. After the initial two wells are drilled, the Spears well would be brought back on line after a workover completing the Upper Booch formation in the Spears well, and after the lease of a compressor for these wells. It is anticipated that revenues from the anticipated wells would make the company self sustaining within that period, unless the wells are dry holes or non-commercial.

     Management plans to use proceeds of the IPO to acquire proven non-operating properties to be developed through subsequent financing efforts of the anticipated Private Placement. No reasonable projection of drilling and completion of additional wells to be completed, if at all, can be made at this time because Arena is not certain of when additional properties will be acquired with IPO proceeds, or when the Private Placement may close.

     There is also a possibility that Arena may elect to use the proceeds of the IPO to alternatively acquire producing acreage or to invest in the drilling and completion of one or more wells.
As the economic factors upon which these alternative development decisions must be made changes on an almost daily basis for small independent oil and gas producers, such as Arena, it is impossible to make economic forecasts as to the ultimate structure of Arena's oil and gas program or the exact use of proceeds within the over-all parameters outlined earlier. It is, however, anticipated that all proceeds from the IPO will be expended within six months from February 16, 2001. It is anticipated, though not warranted, the company will be self sustaining from revenue, during the six month period based upon the reasonable probability the initial three leases will be commercially completed.

(J) CURRENT ACTIVITIES

     As indicated previously, Arena has not engaged in the acquisition of additional oil and gas interests to date subsequent to the initial three leases and drill sites described above, though it is actively reviewing potential acquisitions. As of the date of this report drilling had not commenced in the two initial drill sites, but the company still projects the drilling and completion, as well as the workover of the Spears lease, will be commenced by approximately the end of March, 2001 or first part of April, 2001. As indicated previously, this is a carried interest to Arena such that the cost of drilling and completion to the point of initial production, if any, will be paid ( "carried") by the principal shareholders in the company, Mr. Rochford and Mr. McCabe.

     From the $200,000 in gross proceeds of the IPO, Arena has expended approximately $3l,000 in repaying loans and advances from Mr. Rochford and Mr. McCabe for organizational and offering costs, and has expended an additional approximate $10,000 in direct operating and offering costs, leaving net proceeds of approximately $159,000. These proceeds are intended primarily for acquisition purposes, though management may employ net proceeds for operational expenses and drilling and completion in the operation of management discretion. Management is actively engaged at the present time in discussion with various potential third party vendors from whom such oil and gas interests may be acquired and will subsequently report any such acquisition and notify shareholders through required reports filed under the Securities and Exchange Act.

     Arena anticipates commencing within the next 30 days a substantial Accredited Private Placement Offering. It is anticipated that the minimum offering would be $500,000 and the maximum offering would be $3,500,000. This Offering would remain open through an estimated outside date of June 30, 2001, though management will reserve the right to extend such anticipated closing date. The Private Placement will be conducted as a self underwriting by management of Arena and it is anticipated that most of the private placement offering proceeds will be raised in California, though sales may occur in other jurisdictions. No warranty or assurance can be given or implied that the company will commence such offering or will be successful in raising the minimum offering.

     While the exact terms of the anticipated Private Placement have not been written or determined, it is presently anticipated that the offering will involve convertible preferred debentures to be sold only to accredited investors at an estimated offering price of $1.75 per debenture unit, with each unit convertible to common stock upon terms to be determined at a one-to-one ratio. Management anticipates the debentures will pay interest at 10% simple annual interest. As noted above, Arena anticipates a June 30th closing, but will reserve certain extension rights.

     A substantial portion of the anticipated proceeds from the Private Placement, if raised, would be used to pay for drilling and completion activities with an approximate equal portion allocated to additional lease properties to be acquired by Arena.

     Arena most likely will not be able to acquire positions in substantial oil and gas properties without employing some of the anticipated capital from the Private Placement Offering as the maximum available net proceeds of approximately $159,000 from the IPO provides a very limited acquisition fund. Moreover, if the company is not successful in completing the Private Placement there would be no other immediate source of revenue or capital for the drilling, completion and development of the anticipated oil and gas interest to be acquired using the net proceeds of the IPO.

(K) MAJOR CUSTOMERS

     As indicated previously, Arena presently sells all of its gas production through the operator of the existing leases, Tri-State Energy Corporation. It is understood that Tri-State sells the actual production to ONEOK Energy, Marketing and Trading Company with Enogex being the gas gatherer. It should be understood, however, that Arena has no direct contractual obligation or relationship with any of these parties other than the operator and is obligated to sell its gas through the operator to such parties as may be designated by the operator.

     If Arena is successful in its efforts to raise additional funding and to complete further additional wells management anticipates, it will develop independent relationships with various gas and oil purchasers which will be subsequently reported.

(L) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Since the company has not derived any significant revenue to date it cannot report on revenues or income from industry segments. Management of Arena hopes, however, that the primary revenues to the company for the foreseeable future will be from natural gas production rather that oil production. In all events, Arena will report on production by industry segments and geographic areas as such revenues are derived.

(M) DESCRIPTION OF OFFICE LEASE PROPERTY

     In addition to the described oil and gas properties, Arena has rental office space, equipment and facilities. At present, it leases office space at 4920 South Lewis, Suite 107, Tulsa, Oklahoma. As of October 1, 2000, this lease consists of approximately 671square feet of office space and is leased by the company for $ 460.00 per month including all standard office equipment and furnishings, and including its telephone system. All lease payments through December 31, 2000 were made by a shareholder and are included in the services and the use of office space contributed by shareholders.

     The current facilities are believed adequate for the initial operation of Arena.

     Arena does not presently own any oil or gas production equipment such a pump jacks, pipe or compressors.

(N) REPORT ON INITIAL PUBLIC FINANCING

     The company completed its initial public financing by employing an SB-1 Registration which became effective January 12, 2001 and which was closed as a minimum offering on February 16, 2001. The company sold 800,000 shares at $.25/share to twenty-nine California residents raising $200,000 in gross proceeds.
The offering was also qualified as a public offering in California, though California will not allow secondary trading of the securities sold in that jurisdiction because of the start-up nature of Arena and due to its limited capitalization. California also required certain net worth requirements of the public investors to insure their sophistication and ability to bear the risks of investment.

     Pursuant to the provision of SEC Rule 463 and Item 701 of Regulation S-K, the company reports that other than the payment of offering costs of approximately $10,000, and reimbursed advanced costs to management of approximately $31,000, it has not, to date, utilized or expended any of the net proceeds of the offering as of the filing date of this Report. As stated in its SB-1 Registration, the company primarily intends to employ the net proceeds to acquire additional oil and gas leases, with an initial emphasis, if possible, on acquiring proven undeveloped reserves in or around Oklahoma. However, management may use net proceeds for operational costs and drilling and completion in its
discretion.   While Arena has not yet made any such acquisitions
from the IPO proceeds, management is actively engaged in discussion with various third party potential vendors to acquire suitable oil and gas interests and would intend to report any significant acquisition on form 8-K, or other periodic reports and to provide notice to shareholders.

                      Item 2.   PROPERTIES

     Arena Resources, Inc. as incorporated on August 31, 2000 is concurrently managed by its two principal shareholders, Mr. Lloyd
T. Rochford and Mr. Stanley McCabe. Mr. Charles Crawford, an affiliate, is the third Director. Messrs. Rochford and McCabe each received 1,300,000 shares of Arena for their cash contribution of $67,384 from which proceeds Arena purchased the three initial lease interests for approximately $61,174. Mr. Rochford and Mr. McCabe also entered into the commitment to "carry" any drilling and completion of initial wells on each of the three leases acquired. This carried interest obligation, based upon projected drilling and completion costs and including a workover of the Spears well, is valued at approximately $134,000. The obligation of Messrs. Rochford and McCabe to carry these costs is not, however, limited by the estimate of $134,000. Mr. McCabe and Mr. Rochford have undertaken to pay whatever actual drilling and completion costs are incurred on the initial three leases. In like manner, their shares in Arena wouold not be reduced if drilling and completion costs are less. These initial contributions are more particularly described as part of the audited financial statements as attached and in the subsequent description of the leases.

     As an accounting matter, the contributed properties are deemed to have been acquired in March, 2000 by Mr. McCabe and Mr. Rochford acting as a joint venturers and subsequently contributed to Arena in September, 2000. As a result, the accounting basis for the properties is valued from the date of initial acquisition by the joint venture and the limited production reflected in the financial statements is only for this predecessor entity.

     There is no current production from the Arena forty percent carried working interest in the Spears lease subsequent to its contribution, nor from the two additional carried drill sites in Muskogee County, Oklahoma. There was minimal production from the well on the Spears lease (approximately $2,000 in net revenue to the predecessor venture), in April of 2000 when this well was tested. This well has been shut-in from 1997 because of
declining production.   The operator did not want to lease a
compressor for one well until the workover on the Spears well is completed. Management hopes the Spears lease well will be put on line when and if the two gas wells are completed in the adjacent leases and the workover on the Spears completed, as well as the
anticipated completion of the two adjacent wells.   Management
presently hopes that the Spears lease, as well as completion of the two additional adjacent drill sites, would primarily produce, if the anticipated two new wells are commercial as well as the Spears workover, natural gas production and not crude oil production. Arena intends to currently emphasize natural gas production, but may buy primarily oil producing properties if economically advantageous. It is further noted that sometimes wells drilled and completed primarily for anticipated natural gas production also produce commercial quantities of crude oil, and oil wells usually produce some natural gas, sometimes in recoverable quantities.

     The terms of the Spears, Casey and Wallace leases are each summarized below. Arena is current on these lease obligations and intends to hold these leases by future production. The leases were acquired by Arena in September, 2000. To date, Arena or its predecessors have paid a total of $61,174 as lease costs, but anticipate no future lease payment will be required as the leases are anticipated to be held by production. There are no existing or anticipated subleases. The leases are subject to a 25% royalty payment to unrelated parties. Arena retains 40% of the remaining working interest, or a 30% net revenue interest.

     The essential terms, together with acquisition basis, for the three leases is summarized below:

Spears Lease -

          (a)  The Spears lease was assigned to
          Arena on September 15, 2000, for approximately
          $33,000 from the initial capital contributions by Messrs. Rochford and McCabe;

          (b) The Spears gas well has been shut-in since 1997, except for a brief test period in April, 2000 when approximately $2,000 in net revenues was generated to the predecessor joint venture of Arena.

          (c) The lease is currently held by production for which Arena is paying a shut-in royalty payment of $1.00/acre per year, or $160/year. "Held by Production" is a term used to mean that a mineral lease is deemed to be held and rental payments made when the lessor is receiving his agreed upon monthly production percentage payment, rather than a fixed cash payment for the lease. As in this case, when there is a completed commercial well that is shut-in, the lease is still technically held by production, but the lessees pay a "shut-in" royalty in lieu of actual production. With the Spears lease that shut-in royalty payment by Arena is $160/year. Arena has kept this payment current.

Wallace Lease -

          (a) The Wallace lease was assigned to Arena as an initial acquisition on September 7, 2000. It was valued at its predecessor cost basis of $20/acre, or $3,200.

          (b) The lease may be held for a three year term without production commencing April 4, 2000.

          (c)  The lease is paid up to January 1, 2001.  As of
          that date there will     commence an annual lease
          payment of $1.00/acre until held by production.

Casey Lease -

          (a) The Casey lease is a one year lease from April, 2000 which is paid up.

          (b) The lease was initially acquired by the Arena predecessor for $25/acre, $4,000.

          (c)  It is intended the well will be held by production.

     In the existing Spears lease, Arena has a forty percent carried working interest. This means that Arena has a forty percent interest in total production after it pays its pro rata share, forty percent, of operating costs, but before royalty payments to the mineral interest owner. As used in this Report total production is the total recoverable amount of product produced from an oil or gas well, usually expressed in quantity (barrels for oil; thousand cubic feet "MCF" for gas) or dollar amount of production. Royalty payments are a portion of the total production (usually 5-25%) paid directly to the landowner, and sometimes others, from the net cash proceeds of production after extraction taxes, but before charging any costs. The mineral interest owner is usually the person who ultimately owns the oil and gas and is usually the "lessor" or person creating the lease. The mineral interest owner usually retains a royalty interest.

     Arena estimates its potential net revenue interest, which it retains after the payment of royalty interest, would be approximately thirty percent. This is derived by taking total production, 100%, subtracting the royalty 25%, then multiplying the remaining net revenue interest, 75%, by Arena's working interest share, 40%, thus yielding a 30% net mineral revenue or net revenue interest. A net revenue interest is a term which defines the actual revenues which a working interest holder will obtain from a given lease after payment of its pro rata share of production costs and after royalty payments. Because the interest of Arena is "carried," Arena is not required to pay any of the anticipated workover costs to complete another formation in the Spears well or the drilling and completion costs
anticipated for the adjacent Casey and Wallace leases.   Workover
costs are costs that sometimes occur to keep a well in production or increase production after it has operated for a period of time. It is intended that approximately $8,000 will be expended to complete the Upper Booch formation in the Spears Well as part of the carried work-over costs. Arena does not have the authority or legal capacity to direct the drilling and completion of additional wells or any workover and must rely upon the operator to initiate such actions. Further, Arena has no contractual basis to enforce the undertaking of Mr. McCabe and Mr. Rochford to carry the contributed properties and pay the carried costs.

     As used in this report "formation" is the underground geological structure which is believed to hold the natural gas or crude oil to be produced by the well. These formations are often sand or limestone. Various physical or chemical applications are applied to the formation after it is penetrated to induce production. Target geological formations to which the well is drilled and completed are typically described by proper names. The principal gas production formations on the Spears and adjacent leases would be the Atoka, Booch and Upper Booch formations.

     It is anticipated that the operator of the Spears lease intends to reactivate the Spears gas well after completion of the Upper Booch formation and upon the drilling and completion of one or more additional commercial wells on the adjacent leases and the installation of a compressor unit for production purposes for all three wells. A compressor is a device used on a gas well to pressurize the gas produced to the pipeline standards required by
the gatherer.   Arena has been informed, but cannot warrant, that
all three wells will be on line by approximately the end of the
1st quarter of 2001.   Arena would then be required to
participate in any cost of the compressor and other equipment directly related to production after drilling and completion of any additional wells, or the workover of the existing Spears well. Initially Arena has been informed that its pro rata costs of participating in the compressor and other initial production costs for the anticipated three wells would be approximately $3,000 per month. Costs include estimated costs of approximately $0.24/MCF for fuel, transportation and compressor costs and approximately $0.10/MCF for pumper and miscellaneous costs. It is anticipated, though not warranted, these costs will be paid from revenues.

     It is not possible to presently estimate all anticipated production costs for the existing well, or the two other gas wells anticipated to be drilled on the additional adjacent leases. Historically, commercial gas wells in this area drilled to the anticipated formation depth of approximately 2,000 feet have not required significant operating expenditures and have usually been positive net revenue producers from the time of
completion.   The current approximate drilling and completion
cost of a gas well to the Atoka and Booch formations to be paid by Arena would be approximately $58,000 per well. The completion of the Upper Booch formation in the Spears well is estimated at $8,000. There is estimated another approximate $12,000 in completion costs for all three wells. These amounts will be paid by Messrs. McCabe and Rochford as their commitment to carry the assigned working interest in these leases. Mr. McCabe and Mr. Rochford in their predecessor partnership have expended approximately $33,000 for the shut-in Spears well and estimate to incur approximately $10,000 for workover costs on this well, including opening the new formation. No formal third party estimates of these costs, sometimes called AFE's, are available or anticipated. It should also be noted that the foregoing are estimates only and the undertaking of Mr. McCabe and Mr. Rochford to carry these obligations exist whatever the actual costs.

     Until and unless the existing well or other wells are brought online, Arena will not have any revenues from its present reserves or anticipated reserves.

     The present intent of Arena is to use the net proceeds of the recently completed IPO, approximately $159,000, to acquire additional proven reserves with drill site locations. However, Arena may elect to use proceeds, in the exercise of sound business discretion by management, to acquire working interests, whether "carried" or "uncarried," in new currently producing properties. Further, if appropriate opportunities avail themselves, Arena reserves the right to engage in drilling and completion participation in proven reserves with proceeds. The exact allocation of proceeds between these various oil and gas alternatives is not presently determined. Further, no assurance can be given in any manner that Arena will be successful in subsequent efforts through its Private Placement to raise additional capital for anticipated drilling and completion of production properties.

                     Item 3.  LEGAL ROCEEDINGS

     There are no legal actions or claims in which the company is engaged.

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The company did not hold a shareholders meeting in 2000, thus there was no vote of securities holders in 2000. The company anticipates holding its initial annual shareholder meeting in the late Summer or early Fall, 2001.

                             Part II

 Item 5.  MARKET FOR REGISTRANT'S COMMON AND RELATED STOCKHOLDER
                             MATTERS

     To date the company has not established any trading market for its sharers, though it has requested ACAP Financial of Salt
Lake City, Utah to request a symbol and initial trading authorization on the NASD Electronic Bulletin Board. The company will subsequently report any commencement of trading as a significant event. Arena does not know and can make no representation as to any initial trading range, if any.

                Item 6.  SELECTED FINANCIAL DATA

     The following constitutes only a selected summary of significant accounting information and is qualified in its entirety by reference to the complete audited Financial
Statements attached hereto and incorporated, including the notes thereto.

Initial Fiscal Year Ended December 31, 2000 from Inception on
August 31, 2000:

                                             December 31, 2000
                                             -----------------
          Operations
             Oil and Gas                         $   2,424
             Other Revenues                              0
          Expenses                                 112,847
             Net Income (loss)                    (110,423)
             Per Common Share                        (0.04)
          Working Capital                          159,000*
          Liabilities                               47,399
          Total Assets                             104,365
          Stockholders' Equity                      56,966
          Dividends Per Share                         NONE

      *Since the close of Arena's initial IPO in February, 2001, the company has approximately $159,000 in working capital reserves reflected in the foregoing summary as of December 31, 2000, but not included in the December 31, 2000 audited Financials. Moreover, the foregoing does not reflect in any manner the Private Placement Offering which Arena intends to commence in the near future, as described above.

              Item 7.  MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF FINANCIAL CONDITION

      This  Form 10-K includes "forward-looking" statements about future financial results, future business  changes  and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ
materially  from   our expressed  expectations because of risks and
uncertainties about the future. We will not necessarily update the information in this Form10-K in any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully.

RESULTS OF OPERATIONS

     Arena, exclusive of very limited predecessor test production ($8,000) in revenues, does not have any revenues or net income to date. Its anticipation of future revenues is contingent upon various factors previously discussed, principally the completion of the initial three wells and the closing of the Private Placement. In particular, it is not anticipated that Arena would realize any significant revenues or income from oil and gas properties to be acquired with proceeds of the recently closed IPO, unless it arranges additional financing to create drilling and completion funding for the company by it's present pending Private Placement. As a result, the success of Arena is also partially dependent upon the subsequent success of additional financing being raised, which factor constitutes a significant additional risk to purchasers of Arena's stock.

      A very limited amount of production revenue income from the Spears well reflected in the financial statements due to the test production by the predecessor venture consisting of Mr. McCabe and Mr. Rochford in April, 2000. This test period of approximately one month generated total gross revenues of approximately $8,000 of which the net revenue interest to the predecessor was approximately $2,000. In like manner, the predecessor cost basis of the leases is established from the March acquisition date.

     The valuation of the oil and gas reserves placed into Arena by management for shares were based upon a discounted current estimated market value through a reserve report, even though such properties are valued for accounting purposes on a predecessor cost basis. This valuation is more fully discussed under the auditor's footnotes in the attached and incorporated audited Financial Statements. It is difficult to actually value the present assets placed into Arena, notwithstanding the existence of an independent petroleum reserve report. The reserve report should be considered only as estimates of potential value of recoverable reserves and not as an assurance and warranty that the company will realize either cash flow or gains from those resources, even assuming maximum sustained production.

     As outlined under current operations, Arena has just completed its initial public offering which has generated approximately $159,000 in net proceeds which is anticipated to be primarily employed to obtain additional oil and gas developmental acreage. This acreage may not be developed, however, unless the company is successful in selling its current Private Placement Offering of between $500,000 to $3,500,000 as more particularly described under present operations.

     The initial capital assets contributed to Arena were supplied by its two existing shareholders. In contributing these assets there was no independent board of directors or shareholders to determine the reasonable valuation of the cash, oil and gas properties and related interest contributed for the sharehold interest obtained by the founders and initial shareholders. For the initial 1,300,000 shares acquired by both Mr. McCabe and Mr. Rochford, each contributed $33,694.50 in cash and a carried working interest obligation worth approximately $134,000. From the cash contribution, the company acquired the three lease properties at a basis of approximately $61,174. The contributed cash increased both shareholders' equity in Arena. The prior uncompensated services of Messrs. McCabe and Rochford have been valued at $100,000 for accounting purposes and carried as additional paid in capital.

     Anyone acquiring shares in Arena will assume the risk that there is no present revenue, that the economic viability of the company is partially dependent upon subsequent financing which cannot be warranted, and that even if subsequent financing is obtained there may not be sufficient funds to adequately develop or operate oil and gas properties and to produce product in sufficient amounts or quantities to justify an economic return to investors. Moreover, there is always the risk that oil and gas prices could adversely change in a dramatic fashion independently of any efforts or control by Arena. Finally, there is the ongoing risk and concern that costs of operations, as well as drilling and completion risks, may substantially exceed any present estimates and render such future anticipated economic endeavors unsuccessful.

CAPITAL RESOURCES AND LIQUIDITY

     At present the company has two sources of potential working capital. The first is the undertaking of its two principal officers to pay for ("carry") the drilling and completion of the two initial drill sites (Casey and Wallace leases) and the workover on the Spears lease. This undertaking is not guaranteed, but has a value of approximately $134,000. The second capital resource of Arena is the approximate $159,000 of net proceeds from Arena's IPO to the be used for subsequent acquisition of oil and gas interests.

     In all events, for Arena to achieve sustained viability and growth it will almost certainly need additional capital. At present the only contemplated source of additional capital is the current Private Placement effort of the company to raise $500,000 to $3,500,000 in gross proceeds. No assurance or warranty that such Private Placement will be sold is made or implied. The company has no other capital commitments.

      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item appears in the Consolidated Audited Financial Statements and Auditors Report for
Arena for the year ending December 31, 2000 as listed under Item
14.

   Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

               Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND
                      SIGNIFICANT EMPLOYEES

     Following this table is a brief biographical description for each of the management principals with a brief description of their business experience and present relationship to Arena, together with all required relevant disclosures for the past five years. Following the biographical information for the directors and officers is a remuneration table showing current compensation and following this table is a security ownership table showing security ownership of the principal officers and directors, as well as those holding 5% or more of the issued and outstanding stock.




        NAME                POSITION          CURRENT TERM OF
                                                  OFFICE
---------------------  -----------------   ---------------------
Mr. Lloyd "Tim"        Director/CEO/       Appointed in
Rochford               President           Organizational
                                           Minutes - September,
                                           2000. Will serve as
                                           director until first
                                           annual meeting, not
                                           yet set.  Will serve
                                           as an officer without
                                           term/contract
                                           pursuant to leave of
                                           the Board of Directors
                                           on deferred
                                           compensation basis.

 Mr. Stanley McCabe   Director/Treasurer/  Appointed in
                      Secretary            Organizational
                      CFO/Accounting       Minutes - September,
                      Officer              2000. Will serve as
                                           Director until first
                                           annual meeting, not
                                           yet set.  Will serve
                                           as an officer without
                                           term/contract
                                           pursuant to leave of
                                           the Board of Directors on
                                           deferred compensation basis.

Mr. Charles Crawford  Director             Appointed in Organizational
                                           Minutes - September, 2000.
                                           Will serve as Director until
                                           first annual meeting, not
                                           yet set.

BACKGROUND

MR. LLOYD "TIM" ROCHFORD - DIRECTOR , CEO/PRESIDENT
Age: 54

     Mr. Rochford has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. In this capacity, he has primarily been engaged in the organization and funding of private oil and gas drilling and completion projects and ventures within the mid continent region of the United States. Mr. Rochford continues to be active on an independent basis in oil and gas consulting, funding, and prospect origination.

     In 1989 Mr. Rochford was co-founder, director and CEO of a small public company known as Magnum Petroleum, Inc. ("Magnum") which is listed on the American Stock Exchange. Subsequently, Magnum acquired Hunter Resources, Inc. in August, 1995. Mr. Rochford served as Chairman of the Board of the combined companies from August, 1995 - June, 1997. Since July, 1997, Mr. Rochford has primarily devoted his time and efforts to individual oil and gas acquisition and development prior to his commitment to participate in Arena Resources. In 1982, Mr. Rochford was co-founder of Dana Niguel Bank, a publicly held California bank operation and served as a director until 1994. Mr. Rochford currently serves as a director for E-Vantage Solutions, Inc., a public company. Mr. Rochford resigned as an officer/director of New Systems, Inc. a small public company, effective December 31, 2000. Mr. Rochford attended various college level courses in business from 1967-1970 in California.

MR. STANLEY McCABE  - DIRECTOR/SECRETARY/TREASURER/CFO
ACCOUNTING OFFICER
Age: 68

     From 1979 to 1995, Mr. McCabe was involved in Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. From 1990 to 1995, he was Chairman and CEO of that company. In 1990, Mr. McCabe also became a co-founder and subsequent officer and director of Magnum Petroleum, Inc., along with Mr. Rochford as previously discussed. Subsequently, Mr. McCabe served as a director of Magnum Hunter Resources, Inc., through December, 1996. Since January, 1997, Mr. McCabe has been involved as an independent investor and developer of oil and other natural resource companies.

     Mr. McCabe attended college courses at the University of Maryland, primarily in business in 1961-1962.

MR. CHARLES CRAWFORD - DIRECTOR
Age: 48

     For the past twenty-five years from 1975 to present, Mr. Crawford has served as an independent oil and gas exploration consultant to various private and public oil and gas companies within the United States. He has acted as a consultant to such firms as Texaco Corporation, Phillips Petroleum, Mid-Continent and Energy as well as other regional and national companies primarily acting in the mid-continent area.

     Mr. Crawford is not presently affiliated with any private or public companies other that his participation on the board of directors with Arena.

     Mr. Crawford received a Masters Degree in geology from Miami
University of Ohio, in 1976. Mr. Crawford will serve the company on an as needed basis as an outside director.

      Further, it is anticipated that if Arena is successful in generating revenues, it will attempt to hire one or more other officers and employees to supply administrative and marketing services. As a result, the following chart only includes the current management, with reservation of salaries to other officers pending revenues.

                Item 11.  EXECUTIVE COMPENSATION

     To date the Board has not fixed any rate of compensation for management. Mr. McCabe and Mr. Rochford have agreed to defer requests for compensation until Arena begins receiving revenues from anticipated production or possibly from the intended Private Placement Offering. At that time, a reasonable salary will be authorized for each officer. Obviously if revenues or proceeds are not achieved within a reasonable time, either Mr. Rochford, Mr. McCabe or both may discontinue serving the company on a full time basis.

     Additionally, there are no present stock incentives or option plans in place.

Item 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
                             OWNERS

SHARES OWNED BY MANAGEMENT AND CERTAIN SECURITY HOLDERS

     The following table includes all shares issued to a director, officer or 5% or greater shareholder. There are no created or issued stock options or other stock rights in Arena at the present time:

Title or         Name of Owner         Amount       Percent of
Class                                  owned           Class
-------------  ------------------  --------------  ---------------
Common Stock   Lloyd T. Rochford       1,300,000         38%

Common Stock   Stanley McCabe          1,300,000         38%

Common Stock   All                     2,600,000         76%
               Officers/Directors
               as a Group

     All other issued shares (800,000) are owned by the 29
shareholders investing in the IPO.   Further, the company has not
issued or adopted any form of warrants or option rights or any plan for options or warrants. It is anticipated that in the event of the successful completion of the Private Placement, the Board of Directors may authorize and approve a standard incentive stock option plan.

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are certain transactions related to Arena which are not deemed to be "arms-length" transactions. That is, the parties on both sides of the contract or agreement have substantial relationships or common interests. All such material transactions are believed to be disclosed in this section.

     1. The initial capital assets contributed to Arena were supplied by its two existing shareholders. In contributing these assets there was no independent board of directors or shareholders to determine the reasonable valuation of the cash, oil and gas properties and related interest for the sharehold interest obtained by the founders and initial shareholders. For the initial 1,300,000 shares acquired by both Mr. McCabe and Mr. Rochford, each contributed $33,694.50 in cash and a carried working interest obligation worth approximately $134,000. Of the cash contributed, $61,174 was employed to acquire the three initial leases. The contributed cash increased both shareholders' equity in Arena. The estimated future development costs to Messrs. McCabe and Rochford of $134,000 were estimated by independent engineers and have been accounted for as an estimated receivable from stockholders in the accompanying financial statements. Any person purchasing Arena stock should consider the lack of independent valuation and review of the assets contributed by the principal shareholders for their relative sharehold interest. In all events, such contribution to the corporation cannot be considered an independent or arms-length transaction. In like manner, the two initial shareholders will most likely be in a control shareholder position, even after the completion of the anticipated Private Placement, to determine their initial salaries and any amount of deferred compensation and these actions will not constitute an independent transaction and should be considered as a potential risk factor.

     2. Even if the anticipated Private Placement is fully sold, the management group, as described above, may continue in control and would essentially be in a position to dictate salaries, distributions, and other interests as to all shareholders. While there is a general common law as well as statutory obligation placed upon management of Arena to act in the best interest of all shareholders, any person acquiring Arena stock should consider that their minority shareholder status imposes a certain risk of not being in a position to influence or affect the direction of the company.

     3. There exists a potential conflict that both Mr. Rochford and Mr. McCabe will continue to pursue individually various oil and gas interests for their accounts. As officers and directors, Mr. Rochford and Mr. McCabe have a fiduciary duty to make appropriate oil and gas opportunities first available to Arena. As a result, a certain potential conflict exists between their pursuit of individual oil and gas interests and the duty owed to Arena. The company believes it has resolved this potential conflict through the understanding by current management to make all appropriate and feasible oil or gas opportunities first available to the company. However, each shareholder should consider such potential conflict as a risk factor. Further, Mr. Rochford and Mr. McCabe have individually undertaken to carry the drilling and completion costs on the two drill sites in the Casey No. 1 and the Wallace No. 1 leases, as well as the workover on the Spears well. Mr. McCabe and Mr. Rochford will pay actual costs regardless of the estimated cost valuation of $134,000. Arena then becomes dependent upon their financial capacity as well as willingness to honor this commitment. There are no written commitments or undertakings between Arena or Messrs. McCabe and Rochford on either of the
matters discussed in this paragraph.   While the company
considers the undertakings as an enforceable agreement, such undertaking may be difficult to legally enforce.

                            Part IV

       Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM  8-K

  1.     Financial Statements:  See attached Index to Financial
       Statements, Financial Statement and Supplemental Information as referenced in Part II, Item 8.


  2.   Reports on Form 8-K:

       None

  3.   Exhibit Index:

     3.1 Articles of Incorporation of Registrant. Earlier filed and incorporated as part of SB-1 Registration
           Statement.

      3.2 By-Laws of Registrant. Earlier filed and incorporated as part of SB-1 Registration Statement.

 10.0  Material Agreement.

     10.1 Operating Agreement. Earlier filed and incorporated as part of SB-1 Registration Statement.

     10.2 Reserve Report. Earlier filed and incorporated as part of SB-1 Registration Statement.

 23.0  Consents.

     23.1 Consent of Auditors. Earlier filed and incorporated as part of SB-1 Registration Statement.

     23.2 Opinion of Counsel In Re Legality. Earlier filed and incorporated as part of SB-1 Registration Statement.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

                                   REGISTRANT:

                                   ARENA RESOURCES, INC.


Date:     March 12, 200l           By: /s/ Lloyd T. Rochford
                                   ---------------------------------
                                   Mr. Lloyd T. Rochford, President,
                                   Chief Executive Officer

Date:     March 12, 2001           By: /s/ Stanley McCabe
                                   ---------------------------------
                                   Mr. Stanley McCabe
                                   Chief Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:     March 12, 200l           By: /s/ Lloyd T. Rochford
                                   ---------------------------------
                                   Mr. Lloyd T. Rochford,
                                   President/Director

Date:     March 12, 2001           By: /s/ Stanley McCabe
                                   --------------------------------
                                   Mr. Stanley McCabe
                                   Director

Date:     March 12, 2001           By: /s/ Charles Crawford
                                   --------------------------------
                                   Mr. Charles Crawford
                                   Director

                      ARENA RESOURCES, INC.
                  (A Development Stage Company)

                        TABLE OF CONTENTS


                                                                  Page

Report of Independent Certified Public Accountants                F-2

Balance Sheet - December 31, 2000                                 F-3

Statement of Operations for the period from March 3, 2000
  (Date of Inception) through December 31, 2000                   F-4

Statement of Stockholders' Equity for the period from March 3,
2000
 (Date of Inception) through December 31, 2000                    F-5

Statement of Cash Flows for the period from March 3, 2000
  (Date of Inception) through December 31, 2000                   F-6

Notes to Financial Statements                                     F-7

Supplemental Information on Oil and Gas Producing Activities      F-11

HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                                     (801) 532-2200
Member of AICPA Division of Firms                   Fax (801) 532-7944
      Member of SECPS                          345 East Broadway, Suite 200
Member of Summit International Associates     Salt Lake City, Utah 84111-2693


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
Arena Resources, Inc.

We have audited the balance sheet of Arena Resources, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the period from March 3, 2000 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Arena Resources, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the period from March 3, 2000 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in the exploration and development of oil and gas properties and the production and sale of oil and gas. As discussed in Note 1 to the financial statements, the Company's operating loss since inception and the deficit accumulated during the development stage raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Hansen, Barnett & Maxwell
                                   ------------------------------
                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
February 8, 2001

                         ARENA RESOURCES, INC.
                     (A Development Stage Company)
                             BALANCE SHEET
                           DECEMBER 31, 2000


                                ASSETS

Current Assets
     Cash                                                  $  18,329

Oil and Gas Properties, Using Full Cost Accounting
     Properties subject to amortization                       61,174
     Less: Accumulated depletion                                (263)
                                                           ---------
     Net Oil and Gas Properties                               60,911
                                                           ---------
Deferred Offering Costs                                       25,125
                                                           ---------
Total Assets                                               $ 104,365
                                                           =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Revenue distribution payable                          $   3,241
     Loans from stockholders                                  25,000
     Accrued offering costs                                   19,158
                                                           ---------
     Total Current Liabilities                                47,399
                                                           ---------
Stockholders' Equity
     Preferred stock - par value $0.001 par share;
      10,000,000 shares authorized; no shares issued
      or outstanding                                               -
     Common stock - par value $0.001 per share;
      100,000,000 shares authorized; 2,600,000 shares
      issued and outstanding                                   2,600
     Additional paid-in capital                              298,789
     Estimated receivable from stockholders                 (134,000)
     Deficit accumulated during the development stage       (110,423)
                                                           ---------
     Total Stockholders' Equity                               56,966
                                                           ---------
Total Liabilities and Stockholders' Equity                 $ 104,365
                                                           =========
The accompanying notes are an integral part of these financial statements.

                         ARENA RESOURCES, INC.
                     (A Development Stage Company)
                        STATEMENT OF OPERATIONS
         FOR THE PERIOD FROM MARCH 3, 2000 (DATE OF INCEPTION)
                       THROUGH DECEMBER 31, 2000


Gas Revenues                                               $    2,424
                                                           ----------
Costs and Operating Expenses
  Gas production costs                                            263
  Depletion                                                       263
  General and administrative expense                          112,321
                                                           ----------
     Total Costs and Operating Expenses                       112,847
                                                           ----------
Net Loss                                                   $ (110,423)
                                                           ==========
Basic and Diluted Loss Per Common Share                    $    (0.04)
                                                           ==========
Weighted Average Number of Common
 Shares Used in Per Share Calculation                       2,600,000
                                                           ==========

The accompanying notes are an integral part of these financial statements.

                         ARENA RESOURCES, INC.
                     (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM MARCH 3, 2000 (DATE OF INCEPTION)
                       THROUGH DECEMBER 31, 2000

                                                                                             Deficit
                                                                                Estimated  Accumulated
                                                 Common Stock       Additional  Receivable  During the    Total
                                            ----------------------   Paid-in      From     Development  Stockholders'
                                              Shares      Amount     Capital   Stockholders'  Stage       Equity
                                            ----------  ----------  ----------  ----------  ----------  ----------
Balance - March 3, 2000 (Date
 of inception)                                       -  $        -  $        -  $        -  $        -  $        -

Services and use of office space
 contributed by officers, no shares
 issued, March 3, 2000 through
 December 31, 2000                                   -           -     100,000           -           -     100,000

Common stock issued for $67,389
  in cash and a receivable for a carried
  interest in gas properties, March 3,
  2000 through August 31, 2000
  - $0.08 per share                          2,600,000       2,600     198,789    (134,000)          -      67,389

Net loss                                             -           -           -           -    (110,423)   (110,423)
                                            ----------  ----------  ----------  ----------  ----------  ----------

Balance - December 31, 2000                  2,600,000  $    2,600  $  298,789  $ (134,000) $ (110,423) $   56,966
                                            ==========  ==========  ==========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                        ARENA RESOURCES, INC.
                    (A Development Stage Company)
                       STATEMENT OF CASH FLOWS
          FOR THE PERIOD MARCH 3, 2000 (DATE OF INCEPTION)
                      THROUGH DECEMBER 31, 2000


Cash Flows From Operating Activities
 Net loss                                                     $ (110,423)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Services and use of office space contributed by officers      100,000
   Depletion                                                         263
   Changes in operating assets and liabilities:
     Increase in revenue distribution payable                      3,241
                                                              ----------
   Net Cash Used in Operating Activities                          (6,919)
                                                              ----------
Cash Flows from Investing Activities
 Capital expenditures                                            (61,174)
                                                              ----------
   Net Cash Used in Investing Activities                         (61,174)
                                                              ----------
Cash Flows from Financing Activities
 Proceeds from loan from stockholders                             25,000
 Offering costs paid                                              (5,967)
 Proceeds from issuance of common stock                           67,389
                                                              ----------
   Net Cash Provided by Financing Activities                      86,422
                                                              ----------
Net Increase in Cash                                              18,329

Cash at Beginning of Period                                            -
                                                              ----------
Cash at End of Period                                         $   18,329
                                                              ==========

The accompanying notes are an integral part of these financial statements.

                      ARENA RESOURCES, INC.
                  (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Arena Resources, Inc. (the Company) began operations as an unincorporated joint venture on March 3, 2000. Thereafter, the joint venture acquired an interest in oil and gas properties in Oklahoma. On August 31, 2000, the joint venture was incorporated under the laws of the State of Nevada. On that date, the assets of the joint venture, which consisted primarily of the property interests, net of the liabilities of the joint venture, were transferred to the corporation in exchange for the issuance of 2,600,000 shares of common stock. The joint venture was owned 100% by Stanley McCabe and Lloyd T. Rochford as was the corporation after the transfer.

The reorganization of the joint venture into the corporation was a transfer between enterprises under common control and the assets and liabilities transferred were recorded by the corporation at their historical cost to the joint venture. In addition, the accompanying financial statements have been restated to reflect the shares of common stock issued in the reorganization as though they had been issued on the dates capital contributions were received from the owners of the joint venture. Accordingly, the accompanying financial statements include the operations of the joint venture from its formation on March 3, 2000 through August 31, 2000.

Nature of Operations - The Company owns interests in oil and gas properties located in Oklahoma. The Company is engaged primarily in the acquisition, exploration, development, and production of oil and gas properties and the production and sale of oil and gas.

Use of Estimates - The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The amount recorded as estimated receivable from stockholders is based on a current estimate by a petroleum engineer of the Company's carried interest in the cost to work over one well and to drill and complete two wells on the Company's properties. These estimated costs are subject to change in the near term.

Offering Costs - The company deferred direct and incremental costs associated with the public offering of its common stock. The deferred costs will be recognized as a reduction of the proceeds from the offering when the proceeds are realized.

Business Condition - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the period from March 3, 2000 (date of inception) through December 31, 2000, the Company earned only nominal revenue and incurred a net loss of $110,423. The lack of operations and the loss from operations raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amount and classification of liabilities which might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. The Company's management intends to raise additional equity capital for operations and to begin production of its gas properties. There is no assurance additional capital will be obtained.

Oil and Gas Properties - The full cost method of accounting is used for oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties and capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are categorized either as being subject to amortization or not subject to amortization. There were no capitalized internal costs during the period from March 3, 2000 (date of inception) through December 31, 2000.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the period from March 3, 2000 through December 31, 2000, was $263, based on depletion at the rate of $0.42 per thousand cubic of gas.

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

None of the properties acquired were producing or had any operating activities during the two years prior to their acquisition by the Company. Accordingly, neither pro forma information nor audited financial information pertaining to the properties prior to the Company's acquisition of the properties is presented.

Basic and Diluted Loss Per Share -Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease the loss per share. There were no potentially issuable common shares which were excluded from the calculation of diluted loss per common share.

NOTE 2 - LOAN FROM STOCKHOLDERS

On August 29, 2000, two stockholders loaned the Company $25,000 to finance its short-term operations. The Company and the stockholders have mutually agreed that the loan will be paid back from the proceeds of the Company's planned equity financing with no interest incurred. The loan was not memorialized with a promissory note.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class A preferred shares, with a par value of $0.001 per share. The rights of the Class A preferred shares may be established by the Board of Directors. If issued, the Class A preferred shares shall be non-voting and will be entitled to priority over the common shares in the payment of dividends and in liquidation.

From March 3, 2000 through August 31, 2000, the owners of the Company, while it was a joint venture, contributed $67,389 in cash to the joint venture and contributed a carried interest in gas property. Upon its incorporation on August 31, 2000, the Company issued 2,600,000 shares of common stock in exchange for the capital contributions previously made to the joint venture and for the commitment by the shareholders to pay the Company's 40% share of the costs to work over one well and drill and complete two wells on the Company's property. The estimated future development costs to the Company's shareholders of $134,000 was estimated by an independent engineer and has been accounted for as an estimated receivable from stockholders. Any changes to the estimated future development costs will be reflected in the financial statements as changes to both the estimated receivable from stockholders and additional paid-in capital. In addition, if the work is never completed, the estimated receivable from stockholders and the corresponding additional paid-in capital will be eliminated. There is no deadline for the work to be completed; however, management anticipates that the work will be complete by June 30, 2001.

During the period from March 3, 2000 (date of inception) through December 31, 2000, the officers/stockholders of the Company contributed services and the use of office space to the Company with an estimated value of $100,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

As discussed in Note 3, there was an estimated receivable from stockholders in the amount of $134,000 at December 31, 2000.

As discussed in Note 2, two stockholders loaned the Company
$25,000. The loan is short-term with no due date and no interest rate.

NOTE 5 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2000, the Company had net operating loss carry forwards for federal income tax reporting purposes of $46,763 which, if unused, will expire in 2020. The tax effect of the operating loss carry forwards at December 31, 2000, is as follows:

       Operating loss carry forwards             $  17,443
       Valuation allowance                         (17,443)
                                                 ---------
       Total Deferred Tax Assets                 $       -
                                                 =========

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

       Tax at federal statutory rate (34%)       $ (37,544)
	 State benefit, net of federal tax            (3,644)
       Loss during joint venture phase allocable
	   to partners in joint venture               23,745
       Change in valuation allowance                17,443
                                                 ---------
       Provision for Income Taxes                $       -
                                                 =========

NOTE 6 - OPERATING LEASE

On October 1, 2000, the Company entered into a one-year operating lease agreement for office space. Under terms of the lease, the Company pays $460 per month through October 1, 2001, at which time it has the option to renew the lease for an additional year. All payments through December 31, 2000, were made by a shareholder and are included in the services and the use of office space contributed by shareholders, and resulted in $1,380 of lease expense during the period March 3, 2000 through December 31, 2000. The future minimum lease payments under the operating lease agreement as of December 31, 2000 consist of $4,140 due during the year ending December 31, 2001.

NOTE 7 - SUBSEQUENT EVENT

Effective January 12, 2001, the Securities and Exchange Commission approved an initial public offering of the Company's common stock. The offering was completed during January 2001. The proceeds from the offering totaled $200,000, before offering costs, and were received upon the issuance of 800,000 shares of common stock.

Capitalized Costs Relating to Oil and Gas Producing Activities at
December 31, 2000:

  Proved gas properties                           $ 61,174
  Less accumulated depletion                          (263)
                                                  --------
     Net Capitalized Costs                        $ 60,911
                                                  ========

Costs Incurred in Oil and Gas Producing Activities for the Period from March 3, 2000 through December 31, 2000

  Acquisition of proved properties                $ 61,174
                                                  ========

Results of Operations for Oil and Gas Producing Activities for the Period from March 3, 2000 through December 31, 2000

  Gas revenues                                    $  2,424
  Production costs                                    (263)
  Depletion                                           (263)
                                                  --------
     Results of Oil and Gas Producing Operations  $  1,898
                                                  ========

Reserve Information - The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying period-end prices of oil (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                                F-12

                       ARENA RESOURCES, INC.
                  (A Development Stage Company)
   SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
                          (UNAUDITED)

                                                              Gas
                                                             (MCF)
                                                           ----------
Proved Developed and Undeveloped Reserves
  Balance - March 3, 2000                                           -
  Purchases of minerals in place                              478,909
  Production                                                     (646)
                                                           ----------
     Balance - December 31, 2000                              478,263
                                                           ==========
Proved Developed Reserves
  March 3, 2000                                                     -
                                                           ==========
  December 31, 2000                                            60,034
                                                           ==========

Standardized Measure of Discounted Future Net Cash Flows
 at December 31, 2000
  Future cash inflows                                      $1,984,790
  Future production and development costs                    (457,684)
  Future income tax expenses                                 (498,506)
                                                           ----------
  Future Net Cash Flows                                     1,028,600

  10% annual discount for estimated timing of cash flows     (285,148)
                                                           ----------
  Standardized Measures of Discounted Future Net Cash Flows
   Relating to Proved Oil and Gas Reserves                 $  743,452
                                                           ==========

The following are the principal sources of change in the standardized measure of discounted future net cash flows during the period from March 3, 2000 through December 31, 2000:

  Purchase of minerals in place                            $1,037,889
  Sales of gas produced, net of production costs               (2,161)
  Net changes in prices and production costs                   28,886
  Change in estimated timing of cash flows                    (48,964)
  Accretion of discount                                        88,113
  Net change in income taxes                                 (360,311)
                                                           ----------
  Net Change During the Period                             $  743,452
                                                           ==========