Form 10QSB
period 2001-03-31
ARENA RESOURCES INC
filed 2001-05-04
CIK 1123871

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2001
                                      OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From ___________ to __________.

                       Commission File Number 333-46164
                                              ---------

                            ARENA RESOURCES, INC.
                            ---------------------
            (Exact name of registrant as specified in its charter)

                     Nevada                       73-1596109
                     ------                       ----------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)         Identification No.)

                      4920 South Lewis Street, Suite 107
                             Tulsa, Oklahoma 74105
                   ---------------------------------------
                  (Address of principal executive officers)

                                (918) 747-6060
                                --------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by the court. Yes  No    Not Applicable
                                        --------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.00l Par Value 3,400,000 shares as of April 30, 2001

                                1


INDEX

                            ARENA RESOURCES, INC.
                       For Quarter Ended March 31, 2001

Part I.  Financial Information

       Item    1.  Condensed Balance Sheets - March 31, 2001 and
                   December 31, 2000 (Unaudited)                          F-2


                   Condensed Statements of Operations for the Three
                   Months Ended March 31, 2001, for the Period March
                   3, 2000 (Date of Inception) through March 31, 2000
                   and for the Period from March 3, 2000 (Date of
                   Inception) through March 31, 2001 (Unaudited)          F-3


                   Condensed Statements of Cash Flows for the Three
                   Months Ended March 31, 2001, for the Period March
                   3, 2000 (Date of Inception) through March 31, 2000,
                   and for the Period from March 3, 2000 (Date of
                   Inception) through March 31, 2001                      F-4

                   Notes to Condensed Financial Statements                F-5


       Item    2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations

Part II.  Other Information

       Item    1. Legal Proceedings

       Item    2. Changes in Securities and Use of Proceeds

       Item    4. Submission of Matters to a Vote of Security Holders

       Item    5. Other Information

Signatures


                                2



                        PART I   FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS:


                         ARENA RESOURCES, INC.
                     (A Development Stage Company)

                           TABLE OF CONTENTS


                                                                     Page

Condensed Balance Sheets - March 31, 2001 and December 31,
  2000 (Unaudited)                                                   F-2

Condensed Statements of Operations for the Three Months Ended
  March 31, 2001, for the Period March 3, 2000 (Date of Inception) through March 31, 2000 and for the Period from March 3, 2000
  (Date of Inception) through March 31, 2001 (Unaudited)             F-3

Condensed Statements of Cash Flows for the Three Months Ended
  March 31, 2001, for the Period March 3, 2000 (Date of Inception) through March 31, 2000, and for the Period from March 3, 2000
  (Date of Inception) through March 31, 2001                         F-4

Notes to Condensed Financial Statements                              F-5


PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS


The condensed financial statements included herein have been prepared by Arena Resources, Inc. (the "Company" or the "Registrant"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2001, and the results of its operations and changes in its financial position from December 31, 2000 through March 31, 2001 and from inception through March 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Registrant is a development stage company. Historically its primary activities have been the acquisition of gas properties.

                         ARENA RESOURCES, INC.
                     (A Development Stage Company)
                            BALANCE SHEETS
                              (Unaudited)

                                                   March 31,  December 31,
                                                     2000         2000
                                                   ----------  ----------
                                ASSETS

Current Assets
  Cash                                             $   87,351  $   18,329
  Receivable from related party                        30,000           -
  Receivable from stockholders                         25,000           -
                                                   ----------  ----------
  Total Current Assets                                142,351      18,329
                                                   ----------  ----------
Oil and Gas Properties, Using Full Cost Accounting
  Properties subject to amortization                   61,174      61,174
  Less: Accumulated amortization                         (263)       (263)
                                                   ----------  ----------
  Net Oil and Gas Properties                           60,911      60,911
                                                   ----------  ----------
Deferred Offering Costs                                     -     25,125
                                                   ----------  ---------
Total Assets                                       $  203,262  $ 104,365
                                                   ==========  =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Revenue distribution payable                     $    3,241  $   3,241
  Loans from stockholders                                   -     25,000
  Accrued offering costs                                    -     19,158
                                                   ----------  ---------
  Total Current Liabilities                             3,241     47,399
                                                   ----------  ---------
Stockholders' Equity
  Preferred stock - par value $0.001 par share;
   10,000,000 shares authorized; no shares
   issued or outstanding                                    -          -
  Common stock - par value $0.001 per share;
   100,000,000 shares authorized; 3,400,000
   shares and 2,600,000 shares issued and
   outstanding, respectively                            3,400      2,600
  Additional paid-in capital                          487,244    298,789
  Estimated receivable from stockholders             (134,000)  (134,000)
   Deficit accumulated during the development stage  (156,623)  (110,423)
                                                   ----------  ---------
  Total Stockholders' Equity                          200,021     56,966
                                                   ----------  ---------
Total Liabilities and Stockholders' Equity         $  203,262  $ 104,365
                                                   ==========  =========

See the accompanying notes to unaudited financial statements.

                         ARENA RESOURCES, INC.
                     (A Development Stage Company)
                        STATEMENT OF OPERATIONS
                              (Unaudited)

                                                      For the     For the
                                                      Period      Period
                                                      March 3,    March 3,
                                                        2000        2000
                                            For the   (Date of    (Date of
                                             Three    Inception)  Inception)
                                         Months Ended  Through     Through
                                            March 31,  March 31,   March 31,
                                              2001       2000        2001
                                           ----------  ----------  ----------

Gas Revenues                               $        -  $        -  $    2,424
                                           ----------  ----------  ----------
Costs and Operating Expenses
  Gas production costs                              -           -         263
  Depletion                                         -           -         263
  General and administrative expense           46,200      10,000     158,521
                                           ----------  ----------  ----------
      Total Costs and Operating Expenses       46,200      10,000     159,047
                                           ----------  ----------  ----------
Net Loss                                   $   46,200  $  (10,000) $ (156,623)
                                           ==========  ==========  ==========
Basic and Diluted Loss Per Common Share    $    (0.02) $    (0.00)
                                           ==========  ==========
Weighted Average Number of Common
 Shares Used in Per Share Calculation       3,000,000   2,600,000
                                           ==========  ==========

See the accompanying notes to unaudited financial statements.

                         ARENA RESOURCES, INC.
                     (A Development Stage Company)
                        STATEMENT OF CASH FLOWS
                              (Unaudited)

                                                      For the     For the
                                                      Period      Period
                                                      March 3,    March 3,
                                                        2000        2000
                                            For the   (Date of    (Date of
                                             Three    Inception)  Inception)
                                         Months Ended  Through     Through
                                            March 31,  March 31,   March 31,
                                              2001       2000        2001
                                           ----------  ----------  ----------
Cash Flows From Operating Activities
  Net loss                                 $  (46,200) $  (10,000) $ (156,623)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Services and use of office space
      contributed by officers                  30,000      10,000     130,000
     Depletion                                      -           -         263
     Changes in operating assets and
      liabilities:
         Increase in revenue distribution
          payable                                   -           -       3,241
                                           ----------  ----------  ----------
     Net Cash Used in Operating Activities    (16,200)          -     (23,119)
                                           ----------  ----------  ----------
Cash Flows from Investing Activities
  Capital expenditures                              -           -     (61,174)
  Advance to related party                    (30,000)          -     (30,000)
                                           ----------  ----------  ----------
     Net Cash Used in Investing Activities    (30,000)          -     (91,174)
                                           ----------  ----------  ----------
Cash Flows from Financing Activities
  Proceeds from issuance of common stock      175,000           -     242,389
  Offering costs paid                         (34,778)          -     (40,745)
  Proceeds from loan from stockholders              -           -      25,000
  Payment of loan from stockholders           (25,000)          -     (25,000)
                                           ----------  ----------  ----------
     Net Cash Provided by Financing
     Activities                               115,222           -     201,644
                                           ----------  ----------  ----------
Net Increase in Cash                           69,022           -      87,351

Cash at Beginning of Period                    18,329           -           -
                                           ----------  ----------  ----------
Cash at End of Period                      $   87,351  $        -  $   87,351
                                           ==========  ==========  ==========

See the accompanying notes to unaudited financial statements.

                     ARENA RESOURCES, INC.
                 (A Development Stage Company)
           NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

The  accompanying  financial statements  have  been  prepared  by  the
Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These financial statements should be read in connection with the Company's annual financial statements included in the Company's annual report on Form 10-KSB as of December 31, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

NOTE 2 - LOAN FROM STOCKHOLDERS

On August 29, 2000, two stockholders loaned the Company $25,000 to finance its short-term operations. The loan was repaid in March 2001.

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

From March 3, 2000 through August 31, 2000, the owners of the Company, while it was a joint venture, contributed $67,389 in cash to the joint venture and contributed a carried interest in gas property. Upon its incorporation on August 31, 2000, the Company issued 2,600,000 shares of common stock in exchange for the capital contributions previously made to the joint venture and for the commitment by the two stockholders to pay the Company's 40% share of the costs to work over one well and drill and complete two wells on the Company's property. The estimated future development costs to the two stockholders of $134,000 was estimated by an independent engineer and has been accounted for as an estimated receivable from stockholders. Any changes to the estimated future development costs will be reflected in the financial statements as changes to both the estimated receivable from stockholders and additional paid-in capital. In addition, if the work is never completed, the estimated receivable from stockholders and the corresponding additional paid-in capital will be eliminated. There is no deadline for the work to be completed; however, management anticipates that the work will be complete by June 30, 2001.

The Company completed a public offering of 800,000 shares of common stock on February 14, 2001 for $149,875 in cash, net of $25,125 of offering costs, and $25,000 receivable from stockholders. The $25,000 receivable from stockholders was received in April 2001.

During the three months ended March 31, 2001, two officers/stockholders contributed services and the use of office space to the Company with an estimated value of $30,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

There is an estimated receivable from two stockholders in the amount of $134,000 at March 31, 2001.

Two stockholders loaned the Company $25,000. The loan was short-term with no due date and no interest rate. The loan was repaid in March 2001.

In March 2001, the Company paid $30,000 to a company that is related to the Company through common management for the acquisition of an oil and gas lease. Shortly after the payment had been made to the related party, the transaction was negated and the oil and gas lease was not acquired. The Company has recorded a receivable from the related party for $30,000 at March 31, 2001. The advance was repaid to the Company in April 2001.

NOTE 5 - OPERATING LEASE

On October 1, 2000, the Company entered into a one-year operating lease agreement for office space. Under terms of the lease, the Company is obligated to pay $460 per month through October 1, 2001, at which time the Company has the option to renew the lease for an additional year. All payments through February 28, 2001, were made by a shareholder and are included in the services and the use of office space contributed by shareholders. The Company paid the lease payment in March 2001. Lease expense for the three months ended March 31, 2001 was $1,380. The future minimum lease payments under the operating lease agreement as of March 31, 2001 consist of $2,760 due during the year ending December 31, 2001.

NOTE 6 - SUBSEQUENT EVENTS

The Company is in the process of a private placement offering of its common stock. Subsequent to March 2001, $150,000 was raised under the offering and placed in a segregated subscription account pending obtaining $500,000 as the minimum offering. The offering proceeds must be returned to the investors if the minimum offering proceeds are not obtained by July 31, 2001.

During April 2001, the Company and other joint interest owners drilled a development well on their leased property in Muskogee County, Oklahoma. As described in Note 3, the Company holds a 40% carried working interest in the property. Two of the Company's officers/stockholders are obligated to and have paid the Company's 40% share of the costs to drill and complete the well. Through April 30, 2001, the officers'/shareholders' costs incurred were approximately $50,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


Arena was incorporated in Nevada on August 31, 2000 and has been involved primarily to this point in start-up operations including incorporation, initial organization and an initial public offering ("IPO") of its shares which closed in February of 2001. Arena raised gross proceeds of Two Hundred Thousand Dollars ($200,000) by selling 800,000 of its common voting shares at $0.25/share to 29 investors, all of whom reside in California. For accounting purposes, March 3, 2000 is considered the date of inception
based upon predecessor activities of Arena's principals.   The use of
proceeds from the IPO are more particularly described under Part II, Item 2 of this Report.

Arena is also presently involved in the sale of a Private Placement Offering of between $500,000 and $3,500,000, the net proceeds of which are intended to be used for additional acquisitions as well as drilling and completion programs. No assurance that this offering will be closed is made or implied. To date approximately$150,000 in private placement offering proceeds have been raised and placed into a segregated subscription account pending completion of the offering by its outside date of July 31, 2001. No proceeds may be used from the Private Placement until or unless the minimum offering of $500,000 has been raised by such date.

As noted in the attached and incorporated financial statements, Arena has expended $40,745 from the net proceeds of the offering directly related to offering related costs, $21,904 for operating expenses, $25,000 to repay a loan from two shareholders and $30,000 that was advanced to a related party (and was subsequently repaid).

As noted previously in its filings, Arena intended to commence in the first quarter, of 2001 a two well drilling and completion program in the adjacent leases to the current Spear's well in Oklahoma along with the completion by workover of the Spear's gas well. The company has completed, under the carried working interest arrangement with its principals Mr. McCabe and Mr. Rochford, the drilling of the first of these wells designated as the Casey
#1 well adjacent to the Spear's well in Muskogee County, Oklahoma. This well was drilled to the approximate depth of 2,100 feet and it appears that there are commercial quantities of producing gas from the initial log reports in both the Atoka and Booch Formations. Arena will not have more definitive production information until the well is completed and placed on line, although it does appear it may be completed as a commercial gas well at this time based upon drilling logs. Arena has issued a press release to this effect, a copy of which is attached as an exhibit to this 10-QSB filing.

It is anticipated, though not warranted, that the company will be able to complete in the second quarter of this year the other intended new well adjacent to the Spears and Casey #1 wells, and complete the workover on the Spear's well from which the company will derive its first anticipated earned revenues. Until such time, the company cannot report any revenues or profits as part of its operations.

                                4

Arena is also looking at various other oil and gas opportunities, as generally outlined in its earlier IPO and 10-KSB report, in Oklahoma and other geographic areas, but has entered no definitive or bonding agreements.

Liquidity and Sources of Capital

Arena currently had approximately $139,000 of working capital from its IPO remaining as of March 31, 2001. The company has reserved in a segregated subscription account approximately $150,000 from the sale of its Private Placement Offering, but does not warrant or represent that such offering will necessarily be completed or the funds become available to Arena. Arena estimates that if it is successful in its current Private Placement Offering it will have between $475,000 in the minimum offering and $3,475,000 in the maximum offering of net proceeds available as working capital to the company.

Arena also anticipates by the end of the second quarter of 200l receiving initial revenues and potential net profit from the operation of the Spear's well and the two adjacent wells to be completed. No present realistic pro forma estimate of revenues or anticipated profits if any from the operation of these three initial wells can be made at this time. The company will also attempt to acquire additional proven producing or proven nonproducing oil and gas properties over the next quarter, though it is not anticipated that any revenues will be realized from such acquisitions, if acquired, until later in the calendar year 2001 at the earliest.

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect,""anticipate,""intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                                5


                         PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Arena is not presently engaged in any legal proceedings, nor does it know of any claims for or against the company by any party.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The company has not had any change in its securities since its last report filing on Form 10-KSB.

In accordance with SEC Rule 463 the company reports the use of proceeds to date from its initial public offering "IPO" completed in February of 2001:

       1.      Gross proceeds sold   $200,000

       2.      Payment of offering related costs including printing,
               accounting, legal and related filing fees   $40,745.

       3.      Net proceeds expended after payment of offering costs:

               a.  $25,000 to pay off affiliated party loans.
               b.  $21,904 expended for operating and related costs.

       4.      Remaining net proceeds of offering:  $112,351.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the present quarter there has been no matter submitted to security holders for a vote. Arena presently anticipates holding its first annual shareholders meeting in approximately the late summer or early fall of 2001 for the election of directors and other routine matters, but has not presently set a definitive date for such meeting. Shareholders will be independently advised of any such formal annual meeting date.

ITEM 5.  OTHER INFORMATION

Management is not aware of any other pertinent or relevant information other than discussed above in Managements Discussion and Analysis of Financial Condition and Results of Operations and the Use of Proceeds. Shareholders are advised that as the company completes future significant drilling and completion activities for oil and gas acquisitions that it will report such matters through press releases and/or the filing of 8-K reports where appropriate. Such information will be further summarized in the next applicable periodic filing with the Securities and Exchange Commission.

                                6


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  REGISTRANT:   ARENA RESOURCES, INC.



                                By:   /s/  Lloyd Tim Rochford
                                   --------------------------
                                    Lloyd Tim Rochford
                                    President



                                By:  /s/  Stanley McCabe
                                   --------------------------
                                   Stanley McCabe
                                   Chief Financial and Accounting Officer

Dated:  May 3, 2001


                                7