Form 10QSB
period 2001-06-30
ARENA RESOURCES INC
filed 2001-08-01
CIK 1123871

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

                           (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED June 30, 2001
                               OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From                          to.


                Commission File Number 333-46164

                      ARENA RESOURCES, INC.
     (Exact name of registrant as specified in its charter)

            Nevada                                 73-1596109
-------------------------------                -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

               4920 South Lewis Street, Suite 107
                     Tulsa, Oklahoma 74105
             -----------------------------------------
             (Address of principal executive officers)
                         (918) 747-6060
                         --------------
      (Registrant's telephone number, including area code)

                         Not Applicable
                         --------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X Yes   No

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

Common Stock, $0.00l Par Value- 3,480,000 outstanding shares as of June 30, 2001

                                   1

                              INDEX

                      Arena Resources, Inc./
                For Quarter Ending June 30, 2001

Part I.  Financial Information

     Item 1.   Financial Statements (Unaudited)

     Item      2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations

Part II.  Other Information

     Item      1.   Legal Proceedings

     Item      2.   Changes in Securities and Use of Proceeds

     Item      4.   Submission of Matters to a Vote of Security
                    Holders

     Item      5.   Other Information

Signatures

                                   2

Part I - Financial Information

Item I.  Financial Statements:


The condensed financial statements included herein have been prepared by Arena Resources, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

                      ARENA RESOURCES, INC.

                  INDEX TO FINANCIAL STATEMENTS


                                                                       Page

Condensed Balance Sheets - June 30, 2001 and December 31, 2000
  (Unaudited)                                                           F-2

Condensed Statements of Operations for the Three Months Ended
  June 30, 2001 and 2000, for the Six Months Ended June 30, 2001
  and for the Period from March 3, 2000 (Date of Inception)
  through June 30, 2000 (Unaudited)                                     F-3

Condensed Statements of Cash Flows for the Six Months Ended June
  30, 2001 and for the Period from March 3, 2000 (Date of Inception)
  through June 30, 2000 (Unaudited)                                     F-4

Notes to Condensed Financial Statements                                 F-5

                      ARENA RESOURCES, INC.
                    CONDENSED BALANCE SHEETS
                           (Unaudited)

                                            June 30,   December 31,
                                              2001        2000
                                           ---------   ------------
                             ASSETS
Current Assets
  Cash                                     $  34,669   $     18,329
                                           ---------   ------------

  Total Current Assets                        34,669         18,329
                                           ---------   ------------
Oil and Gas Properties, Using Full
 Cost Accounting
  Properties subject to amortization         544,467         61,174
  Less: Accumulated amortization               (263)           (263)
                                           ---------   ------------
  Net Oil and Gas Properties                 544,204         60,911
                                           ---------   ------------

Deferred Offering Costs                            -         25,125
                                           ---------   ------------

Total Assets                               $ 578,873   $    104,365
                                           =========   ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Note payable                             $ 110,000   $          -
  Loans from stockholders                          -         25,000
  Revenue distribution payable                  3,241         3,241
  Accrued offering costs                           -         19,158
                                           ----------  ------------
  Total Current Liabilities                   113,241        47,399
                                           ----------  ------------
Stockholders' Equity
  Preferred stock - par value $0.001
  par share; 10,000,000
  shares authorized; no shares
  issued or outstanding                             -             -
  Common stock - par value $0.001 per
    share; 100,000,000 shares authorized;
    3,480,000 shares and 2,600,000 shares
    issued and outstanding, respectively        3,480         2,600
  Additional paid-in capital                  634,412       298,789
  Estimated receivable from stockholders      (33,500)     (134,000)
  Deficit accumulated during the
   development stage                         (138,760)     (110,423)
                                           ----------  ------------
  Total Stockholders' Equity                  465,632        56,966
                                           ----------  ------------
Total Liabilities and Stockholders'
  Equity                                   $  578,873  $    104,365
                                           ==========  ============

See the accompanying notes to condensed financial statements.


                      ARENA RESOURCES, INC.
               CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)



                                                                                       For the Period
                                           For the Three Months                         March 3, 2000
                                             Ended June 30,           For the Six   (Date of Inception)
                                        -------------------------     Months Ended       Through
                                           2001           2000        June 30, 2001    June 30, 2000
                                        ----------     ----------     -------------    -------------
Revenues                                $        -     $        -     $           -     $          -
                                        ----------     ----------     -------------     ------------
Costs and Operating Expenses
  General and administrative expense         6,137              -            22,337                -
  Services contributed by majority
    shareholders - noncash expense           3,000         30,000             6,000           40,000
                                        ----------     ----------     -------------     ------------

Total Costs and Operating Expenses           9,137         30,000            28,337           40,000
                                        ----------     ----------     -------------     ------------
Net Loss                                $   (9,137)    $  (30,000)    $     (28,337)    $    (40,000)
                                        ==========     ==========     =============     ============

Basic and Diluted Loss Per
 Common Share                           $        -     $    (0.01)    $       (0.01)    $      (0.02)
                                        ==========     ==========     =============     ============

Weighted Average Number of Common
 Shares Used in Per Share Calculation    3,434,286      2,600,000         3,218,343        2,600,000
                                        ==========     ==========     =============     ============


See the accompanying notes to condensed financial statements.


                      ARENA RESOURCES, INC.
               CONDENSED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                                     For the Period
                                                                      March 3, 2000
                                                  For the Six      (Date of Inception)
                                                  Months Ended           Through
                                                  June 30, 2001       June 30, 2000
                                                  -------------     ------------------
Cash Flows From Operating Activities
 Net loss                                         $     (28,337)    $          (40,000)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
  Services and use of office space contributed
  by officers                                             6,000                 40,000
                                                  -------------     ------------------

  Net Cash Used in Operating Activities                 (22,337)                     -
                                                  -------------     ------------------

Cash Flows from Investing Activities
 Purchase of and deposits on oil and gas
   properties                                           (90,793)                     -
 Advance to unrelated party                             (30,000)                     -
 Collection of advance to unrelated party                30,000                      -
                                                  -------------     ------------------

  Net Cash Used in Investing Activities                 (90,793)                     -
                                                  -------------     ------------------

Cash Flows from Financing Activities
 Proceeds from issuance of common stock                 200,000                      -
 Offering costs paid                                    (45,530)                     -
 Payment of loan from stockholders                      (25,000)                     -
                                                  -------------     ------------------
  Net Cash Provided by Financing Activities             129,470                      -
                                                  -------------     ------------------

Net Increase in Cash                                     16,340                      -

Cash at Beginning of Period                              18,329                      -
                                                  -------------     ------------------
Cash at End of Period                             $      34,669     $                -
                                                  =============     ==================


Non Cash Investing and Financing Activities

During the six months ended June 30, 2001, the Company purchased an additional 30% working interest in gas properties in which a 40% working interest is owned. The additional working interest was valued at $300,000 and was acquired by the issuance of 80,000 shares of common stock valued at $140,000, or $1.75 per share, the assumption and payment of $50,000 in obligations of the seller and the issuance of a note payable in the amount of $110,000. Under the terms of an obligation to pay the Company's share of certain development costs, two shareholders paid approximately $100,500 for the development of gas properties held by the Company, which payments reduced the estimated receivable from the stockholders.

During the six months ended June 30, 2001, shareholders contributed services and the use of office space valued at $48,000, of which $6,000 represented noncash compensation expense and $42,000 represented indirect costs of acquiring and developing oil and gas properties.

See the accompanying notes to condensed financial statements.


                      ARENA RESOURCES, INC.
             NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited condensed financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. These condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2000. The financial position and results of operations of the interim periods presented are not necessarily indicative of the results to be expected for the remainder of the year ending December 31, 2001.

During the second quarter of 2001 the Company commenced operations by drilling and exploring its oil and gas properties.
As a result, the Company exited the development stage during the second quarter of 2001.

NOTE 2 - ACQUISITION OF OIL AND GAS PROPERTY

As explained below, the Company holds a 40% working interest in certain gas property in Oklahoma. In May 2001, the Company acquired an additional 30% working interest in the gas properties from a third party.The additional working interest was valued at $300,000 and was acquired by the issuance of 80,000 shares of common stock valued at $1.75 per share totaling $140,000, the assumption and payment of $50,000 in obligations of the seller and the issuance of a note payable for $110,000. The $65,000 note is due in 90 days with the remaining balance of $45,000 due in 120 days. The note bears no interest. Until the note is paid, the seller shall maintain a security interest in the mineral interest conveyed equal to the unpaid balance of the note. The $50,000 liability transferred from the seller related to the seller's previous obligation with the operator of the properties.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class A preferred shares, with a par value of $0.001 per share. The Class A preferred shares accrue dividends of $0.175 per share annually. The Class A preferred shares are non-voting and are entitled to priority over the common shares in the payment of dividends and in liquidation.

From March 3, 2000 through August 31, 2000, the owners of the Company, while it was a joint venture, contributed $67,389 in cash to the joint venture and contributed a working interest in gas property. Upon its incorporation on August 31, 2000, the Company issued 2,600,000 shares of common stock in exchange for the capital contributions previously made to the joint venture and for the commitment by the two stockholders to pay the Company's 40% share of the costs to work over one well and drill and complete two wells on the Company's property. The estimated future development costs to the two stockholders of $134,000 was estimated by an independent engineer and was accounted for as an estimated receivable from the stockholders. Changes to the estimated future development costs are reflected in the financial statements as changes to both the estimated receivable from the stockholders and additional paid-in capital. In addition, if the work is never completed, the estimated receivable from stockholders and the corresponding additional paid-in capital will be eliminated. There is no deadline for the work to be completed; however, management anticipates that the work will be complete by October 1, 2001. As of June 30, 2001, two wells had been drilled and the work was approximately 75% completed. As a result, $100,500 was reduced from the estimated receivable from stockholders and was capitalized as properties subject to amortization.

The Company completed a public offering of 800,000 shares of common stock on February 14, 2001 for $200,000 in cash, net of $51,497 of offering costs.

As discussed in Note 2, the Company issued 80,000 shares of common stock in partial consideration for a 30% working interest in gas properties.

During the six months ended June 30, 2001, two officers/stockholders contributed services to the Company with an estimated value of $48,000. Of this amount, $6,000 represents compensation expense and $42,000 represents costs of acquiring additional gas properties and was capitalized as such.

NOTE 4 - RELATED PARTY TRANSACTION

Two stockholders loaned the Company $25,000 in 2000. The loan was short-term with no due date and no interest rate. The loan was repaid in March 2001.

NOTE 5 - SUBSEQUENT EVENTS

Prior to June 30, 2001, the Company began a private placement offering of its preferred Class A stock. The offering will close on September 15, 2001, with a 30-day extension right available to the Company's management. Through July 10, 2001, the Company had received subscription agreements for the issuance of 394,714 shares of preferred Class A stock for gross proceeds of $690,750, or $1.75 per share.

The preferred shares are convertible into common shares from the date of issuance at a one-for-one ratio. The preferred shares will automatically be converted into common shares if the price of the common shares is equal to or greater than $4.00 for 20 consecutive days during the 12 months after the closing of the offering. After one year, the preferred shares may be redeemed by the Company, subject to a 30-day notice, at $1.84 per share plus payment of any accrued dividends. The preferred shares accrue dividends at the rate of $0.175 per share annually.

Subsequent to June 30, 2001, the Company entered into an agreement to purchase a 100% working interest (80% net revenue interest) in gas properties located in Texas. The purchase price is $750,000 payable in cash. Prior to June 30, 2001, the Company paid a deposit on the property in the amount of $25,000.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations

Arena was incorporated in Nevada on August 31, 2000 as the successor to a start-up oil and gas partnership of its principals commencing March 3, 2000. For accounting purposes, March 3, 2000 is considered to be the date of inception based upon predecessor activities of Arena's principals. From inception it has been involved primarily in start-up operations including incorporation, initial organization, an initial public offering ("IPO") of its shares which closed in February of 2001 and an ongoing Accredited Investor Private Placement Offering which has raised $690,750 in gross proceeds as of July 10, 2001. In the IPO, Arena raised gross proceeds of Two Hundred Thousand Dollars ($200,000) by selling 800,000 of its common voting shares at $0.25 per share to 29 investors, all of whom resided in
California.    The use of proceeds from the IPO is more
particularly described under Part II, Item 2 of this Report.

The Private Placement is a sale of the Company's preferred class"A" shares, convertible to common on a one-to-one ratio.
The Private Placement is not yet closed so the total amount to be raised or the employment of those proceeds are not yet subject to reporting. Further, the convertible preferred shares have not yet been issued pending closing. However, the Private Placement has exceeded the minimum offering requirement of $525,000 and will be closed on or before the offering termination date of September 15, 2001. The preferred shares have been sold at $1.75 per share with a minimum offering of 300,000 shares ($525,000) and a maximum of 2,000,000 shares ($3,500,000). The offering is to close September 15, 2001 with a 30 day extension right available to management. The preferred shares will automatically convert to common shares during the first 12 months after the close of the offering, if the price of the common shares equals or exceeds $4.00 per share for 20 consecutive days. Otherwise the conversion right is at the election of the holder. After one year the preferred shares may be redeemed at 105% of their issue price plus payment of any accrued interest, subject to a 30 day notice provision. The preferred shares pay dividends of $0.175 per share annually.

As noted in the attached and incorporated financial statements, Arena has expended approximately $27,201 from the net proceeds of the public offering directly related to offering related costs, $25,000 to repay a loan from two shareholders, and approximately $113,130 for operating expenses and oil and gas development to date. The Company also expended an additional $24,296 for offering related costs from the proceeds of the $25,000 loan from two shareholders. These expenditures are more particularly set-out in Part II, Item 2 of this Report.

Arena intended to complete in the first quarter of 2001 a two well drilling and completion program in the adjacent leases to the current Spear's well in Oklahoma, along with the completion by workover of the Spear's gas well. The Company is pleased to report that it has completed, under the carried working interest arrangement with its principals, Mr. McCabe and Mr. Rochford, the drilling of these wells. The first was designated as the Casey #1 well adjacent to the Spear's well in Muskogee County, Oklahoma. This well was drilled to the approximate depth of 2,100 feet and it appears that there are commercial quantities of producing gas from the initial log reports in both the Atoka and Booch Formations. Arena will not be able to more definitively provide production information until the well is completed and placed on line, although it appears it will be completed as a commercial gas well at this time based upon drilling logs. The well is anticipated to be completed by September 15, 2001.

The principals of Arena, under their carried working interest obligation, also completed the drilling of a second target well, the Wallace #1, in the adjacent Wallace lease in McIntosh County Oklahoma as of May, 2001. Arena regrets to report that the well was drilled to the target depth of approximately 2100 feet, but was a dry hole. This well has been plugged and abandoned.

                                   4


SIGNIFICANT SUBSEQUENT EVENTS OCCURRING AFTER JUNE 30, 2001:

Arena's principals also continue to have a commitment to the Company to pay for the workover on the Spears gas well located in the Spears lease adjacent to the two drilling endeavors disclosed above. It is presently anticipated that this work-over will be completed by approximately October 1, 2001.

In the existing Spears and Casey leases, Arena has acquired an additional 30% of the working interest. This additional working interest was acquired by the issuance of 80,000 of its restricted common shares at an agreed upon value of $140,000 ($1.75/share); the payment of $50,000 in obligations of seller; and a commitment to pay two additional installments of $65,000 and $45,000 each for a total of $300,000.

Arena has also acquired new leasehold interests adjacent to the Casey #1 well, constituting approximately 120 acres, for about
$8,000.

Arena has also entered a binding agreement, subject only to closing, to acquire approximately 1,050 acres of mineral leases in Fisher County, Texas. Arena will be acquiring 100% of the working interest which is equivalent to an 80% net revenue interest. The total purchase price will be approximately $750,000. Arena anticipates by this acquisition to receive its interest in 12 producing oil wells and to acquire proved developed and undeveloped reserves. These leases contain primarily oil reserves.

Aggregating the Spears, Casey #1, Wallace #1 leases and the Texas leases, the Company has estimated its reserves as of June 1, 2001 as follows (this excludes any determination of reserves for the new leases recently acquired in Oklahoma and for which reserve estimates are not yet available):

                                        Crude Oil     Natural Gas
                                        (Barrels)        (MCF)
                                        --------      -----------
     Proved Developed Reserves           141,197          975,121

     Proved Undeveloped Reserves         352,452          416,261
                                        --------      -----------
     Total Proved Reserves               493,649        1,391,382
                                        ========      ===========

Proven undeveloped reserves will only be recognized through drilling, as well as reworking existing wells in the future. No assurance is given that any such development will take place. Natural gas volumes are expressed at standard conditions of temperature and pressure applicable in the area where the reserves are located.

It is anticipated, though not warranted, that the Company will be able to complete in the third quarter of this year the Casey #1 well, and complete the workover on the Spear's well. From these wells, as well as the Texas leases, the Company anticipates it will derive its first anticipated earned revenues. Until such time, the Company cannot report any revenues or profits as part of its operations.

Arena is also looking at various other oil and gas opportunities, as generally outlined in its earlier IPO and periodic reports, in Oklahoma and other geographic areas, but has entered no definitive or binding agreements, except as reported above.

Liquidity and Sources of Capital

As noted in the attached and incorporated financial statements, Arena currently has approximately $34,669 in working capital reserves from its IPO remaining. Subsequent to the financial statements, the Company has raised approximately $690,750 from the sale of its Private Placement Offering, though it cannot warrant the total of such offering which remains open.

                                   5

Arena also anticipates by the end of the third quarter of 200l receiving initial revenues and potential net profits from the operation of the Spear's well and the Casey #1 well, as well as production from the Texas properties. No present realistic pro forma estimate of revenues or anticipated profits, if any, from the operation of these wells can be made at this time. Arena will also attempt to acquire additional proven producing or proven nonproducing oil and gas properties over the next quarter, though it is not anticipated that any revenues will be realized from such acquisitions, if acquired, until later in the calendar year 2001 at the earliest.

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

                   Part II - Other Information

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

In accordance with SEC Rule 463 the company reports the use of proceeds to date from its initial public offering "IPO" completed in February of 2001:

     1.        Gross proceeds sold - $200,000

     2. Payment of offering related costs including printing, accounting, legal and related filing fees - $27,201. The Company also expended an additional $24,296 for offering related costs from the proceeds of a $25,000 loan from affiliates.

     3.        Net proceeds expended after payment of offering costs:

          a.             $25,000 to pay off affiliated party loans.
          b.             $22,337 expended for operating and related costs.
          c.             $90,793 expended for oil and gas acquisition or
                           development.

     4.        Remaining net proceeds of IPO offering: $34,669.

                                   6

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

Item 5.  Other Information

Arena has established a limited trading market on the NASD
Electronic Bulletin Board since approximately March 28, 2001.
The shares have traded in the range of $0.25 to $2.00 during this initial period under the trading symbol, ARRI.

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

                           REGISTRANT:   ARENA RESOURCES, INC.




Dated: August 1, 2001              By:/s/ Lloyd Tim Rochford
                                   -------------------------
                                   Lloyd Tim Rochford
                                   President


Dated: August 1, 2001              By:/s/ Stanley McCabe
                                   --------------------------
                                   Stanley McCabe
                                   Chief Financial and Accounting
                                     Officer

                                   7