Form 10QSB
period 2001-09-30
ARENA RESOURCES INC
filed 2001-11-13
CIK 1123871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2001
                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD From ___________ to___________.

                        Commission File Number 333-46164
                                               ---------

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

                       4920 South Lewis Street, Suite 107
                              Tulsa, Oklahoma 74105
                       ----------------------------------
                    (Address of principal executive officers)
                                 (918) 747-6060
                                 --------------
              (Registrant's telephone number, including area code)

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

Common Stock, $0.00l Par Value- 3,599,000 outstanding shares as of November 12, 2001


                                      INDEX

                              Arena Resources, Inc.
                      For Quarter Ended September 30, 2001

                                                            Page
Part I.  Financial Information

  Item 1.  Financial Statements (Unaudited)                     3

           Condensed Balance Sheets - September 30, 2001
           (Unaudited) and December 31, 2000                    4

           Condensed Statements of Operations for the Three Months Ended September 30, 2001 and 2000, for
           the Nine Months Ended September 30, 2001 and for
           the Period from March 3, 2000 (Date of Inception)
           through September 30, 2000 (Unaudited)               5

           Condensed Statements of Cash Flows for the Nine
           Months Ended September 30, 2001 and for the Period
           from March 3, 2000 (Date of Inception) through
           September 30, 2000 (Unaudited)                       6

           Notes to Condensed Financial Statements (Unaudited)  8

  Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations               11

Part II.  Other Information

  Item 1.  Legal Proceedings                                    13

  Item 2.  Changes in Securities and Use of Proceeds            13
  Item 4.  Submission of Matters to a Vote of Security Holders  14

  Item 5.  Other Information                                    14

Signatures                                                      14


                         Part I - Financial Information

Item I.  Financial Statements:

The condensed financial statements included herein have been prepared by Arena Resources, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

                              ARENA RESOURCES, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                              September 30,  December 31,
                                                   2001         2000
                                                ----------   ----------
                                     ASSETS
Current Assets
  Cash                                          $  493,221   $   18,329
  Accounts receivable                               51,954            -
  Prepaid expenses                                     460            -
                                                ----------   ----------
  Total Current Assets                             545,635       18,329
                                                ----------   ----------
Oil and Gas Properties, Using Full Cost Accounting
  Properties not subject to amortization             6,634            -
  Properties subject to amortization             1,293,478       61,174
  Less: Accumulated amortization                   (14,607)        (263)
                                                ----------   ----------
  Net Oil and Gas Properties                     1,285,505       60,911
                                                ----------   ----------
Held-to-Maturity Investment                         50,000           -

Deferred Offering Costs                                  -       25,125
                                                ----------   ----------
Total Assets                                    $1,881,140   $  104,365
                                                ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities      $   15,294   $        -
  Loans from stockholders                                -       25,000
  Note payable                                      80,000            -
  Accrued preferred dividends                       26,947            -
  Revenue distribution payable                           -        3,241
  Accrued offering costs                                 -       19,158
                                                ----------   ----------
  Total Current Liabilities                        122,241       47,399
                                                ----------   ----------
Stockholders' Equity
  Class A preferred stock - par value
    $0.001 par share; 10,000,000
    shares authorized; 764,573 shares
    issued and outstanding;
    liquidation preference of $1,364,950         1,241,920            -
  Common stock - par value $0.001 per
    share; 100,000,000 shares authorized;
    3,480,000 shares and 2,600,000 shares
    issued and outstanding, respectively             3,480        2,600
  Additional paid-in capital                       634,328      298,789
  Estimated receivable from stockholders                 -     (134,000)
  Receivable from preferred stockholders            (5,733)           -
  Accumulated deficit                             (115,096)    (110,423)
                                                ----------   ----------
  Total Stockholders' Equity                     1,758,899       56,966
                                                ----------   ----------
Total Liabilities and Stockholders' Equity      $1,881,140   $  104,365
                                                ==========   ==========

     See the accompanying notes to condensed financial statements.

                              ARENA RESOURCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Period
                                                        For the  March 3, 2000
                                                      Nine Months  (Date of
Ended                           For the Three Months     Ended     Inception)
                                 Ended September 30,    September   Through
                                ----------------------     30,    September 30,
                                   2001        2000       2001        2000
                                ----------  ----------  ----------  ----------

Oil and Gas Revenues            $  141,492  $    2,424  $  141,492  $    2,424
                                ----------  ----------  ----------  ----------
Costs and Operating Expenses
  Oil and gas production
   costs                            50,200         263      50,200         263
  Depletion expense                 14,344         263      14,344         263
  General and administrative
   expense                          34,337       5,558      46,674       5,558
  Services contributed by
   majority shareholders -
   noncash expense                   2,000      30,000       8,000      70,000
                                ----------  ----------  ----------  ----------
Total Costs and Operating
 Expenses                          100,881      36,084     119,218      76,084
                                ----------  ----------  ----------  ----------
Net Income (Loss)                   40,611     (33,660)     22,274     (73,660)

Preferred Stock Dividends           26,947           -      26,947           -
                                ----------  ----------  ----------  ----------
Income (Loss) Applicable
 to Common Shares               $   13,664  $  (33,660) $   (4,673) $  (73,660)
                                ==========  ==========  ==========  ==========
Basic and Diluted Income
 (Loss) Per Common Share        $     0.00  $    (0.01) $    (0.00) $    (0.03)
                                ==========  ==========  ==========  ==========
Weighted Average Number
 of Common Shares Used in
 Per Share Calculation           3,480,000   2,600,000   3,306,520   2,600,000
                                ==========  ==========  ==========  ==========

     See the accompanying notes to condensed financial statements.

                              ARENA RESOURCES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the Period
                                                            March 3, 2000
                                                             For the Nine
                                                               (Date of
                                                              Inception)
                                                Months Ended    Through
                                                September 30, September 30,
                                                     2001         2000
                                                  ----------   ----------
Cash Flows From Operating Activities
  Net income (loss)                               $   22,274   $  (73,660)
  Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities:
     Services and use of office space
      contributed by officers                          8,000       70,000
     Depletion                                        14,344          263
     Changes in assets and liabilities:
       Accounts receivable                           (51,954)           -
       Prepaid expenses                                 (460)           -
       Accounts payable and accrued liabilities       14,640            -
       Revenue distribution payable                   (3,241)       3,241
                                                  ----------   ----------
     Net Cash Provided by (Used in) Operating
      Activities                                       3,603         (156)
                                                  ----------   ----------
Cash Flows from Investing Activities
  Purchase of and deposits on oil and gas
   properties                                       (835,522)     (61,174)
  Proceeds from sale of equipment                     20,500            -
  Advance to unrelated party                         (30,000)           -
  Collection of advance to unrelated party            30,000            -
  Purchase of held-to-maturity investment            (50,000)           -
                                                  ----------   ----------
     Net Cash Used in Investing Activities          (865,022)     (61,174)
                                                  ----------   ----------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock,
   net offering costs                                154,470       61,998
  Proceeds from issuance of preferred stock,
   net offering costs                              1,236,841            -
  Proceeds from issuance of a loan payable
   to stockholders                                         -       25,000
  Payment of loan from stockholders                  (25,000)           -
  Payment on note payable                            (30,000)           -
                                                  ----------   ----------
     Net Cash Provided by Financing Activities     1,336,311       86,998
                                                  ----------   ----------
Net Increase in Cash                                 474,892       25,668

Cash at Beginning of Period                           18,329            -
                                                  ----------   ----------
Cash at End of Period                             $  493,221   $   25,668
                                                  ==========   ==========

     See the accompanying notes to condensed financial statements.

                              ARENA RESOURCES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

                                                            For the Period
                                                            March 3, 2000
                                                             For the Nine
                                                               (Date of
                                                              Inception)
                                                Months Ended    Through
                                                September 30, September 30,
                                                     2001         2000
                                                  ----------   ----------

Non Cash Investing and Financing Activities

  Services contributed by officers
   and capitalized as development costs           $   42,000   $       -

  Common stock and note payable issued
   for partial working interest in gas
   properties                                        250,000           -

  Settlement of estimated receivable from
   stockholders via stockholder payments
   of development costs                              131,916           -

  Elimination of remaining estimated receivable
   from stockholder against additional paid-in
   capital                                             2,084           -

  Receivable from shareholder related to
   preferred stock offering                            5,733           -

  Accrual of preferred dividends                      26,947           -



     See the accompanying notes to condensed financial statements.

                       ARENA RESOURCES, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all necessary adjustments for fair presentation, consisting of normal recurring adjustments except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on From 10-KSB as of December 31, 2000. The financial position and results of operations of the interim periods are not necessarily indicative of the results to be expected for the remainder of the year ending December 31, 2001.

During the second quarter of 2001 the Company commenced operations by drilling and exploring its oil and gas properties. As a result, the Company exited the development stage during the second quarter of 2001.

Held to Maturity Investment - The Company is required to maintain a certificate of deposit or like type collateral at a federally insured institution in order to be deemed an oil and gas operator by the Railroad Commission in the state of Texas. The maturity date of the investment is July 2003; however, management intends to hold the investments to term and maintain the deposits on a long-term basis in order to do business in the above mentioned state. At September 30, 2001 the balance of the investment in certificates of deposit was $50,000.

Income (Loss) Per Share - The Company computes basic and diluted income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), Earnings Per Share. Basic earnings (loss) per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income
(loss) per share reflects the potential dilution which could occur if all contracts to issue common stock were converted into common stock. There were 764,573 potentially issuable common shares outstanding at September 30, 2001, which were excluded from the calculation of diluted income (loss) per share, as their effect would have been anti-dilutive.

Concentration - During the nine months ended September 30, 2001 all oil sales were to one customer and 98% of accounts receivable at September 30, 2001, are due from this customer.

NOTE 2 - ACQUISITION OF OIL AND GAS PROPERTIES AND NOTE PAYABLE

As further explained in Note 3, the Company holds a 40% working interest in certain gas property in Oklahoma. In May 2001, the Company acquired an additional 30% working interest in those gas properties from a third party. The additional working interest was valued at $300,000 and was acquired by the issuance of 80,000 shares of common stock valued at $1.75 per share totaling $140,000, the assumption and payment of a $50,000 obligation of the seller and the issuance of a notes payable for $110,000. A $65,000 portion of the note payable is due in 90 days with the remaining balance of $45,000 due in 120 days. The note bears no interest. Until the note is paid, the seller shall maintain a security interest in the mineral interest conveyed equal to the unpaid balance of the note. The $50,000 liability assumed from the seller related to the seller's previous obligation to the operator of the properties. Through September 30, 2001, the Company had paid $30,000 of principal on the note. Subsequent to September 30, 2001, the Company settled the $80,000 balance on the note payable by issuing 37,143 shares of common stock valued at $65,000, or $1.75 per share, and paid $15,000 in cash. There was no beneficial conversion feature associated with the conversion of debt into common stock incurred prior to acquisition.

During the month of July 2001, the Company paid $750,000 for the acquisition of a 100% working interest (80% net revenue interest) in oil and gas properties located in Texas, a $53,856 receivable from oil and gas produced prior to acquisition and the assumption of $15,206 of accounts payable from production costs and royalties. The working interest was valued at $711,350.

During the third quarter of 2001, the Company acquired new leasehold interests adjacent to the Casey #1 well, constituting 141 acres, for $6,634.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class A preferred shares, with a par value of $0.001 per share.

From March 3, 2000 through August 31, 2000, the owners of the Company, while it was a joint venture, contributed $67,389 in cash to the joint venture and contributed a working interest in gas property. Upon its incorporation on August 31, 2000, the Company issued 2,600,000 shares of common stock in exchange for the capital contributions previously made to the joint venture and for the commitment by the two stockholders to pay the Company's 40% share of the costs to work over one well and drill and complete two wells on the property. The estimated future development costs to the two stockholders of $134,000 was estimated by an independent engineer and was accounted for as an estimated receivable from the stockholders. Changes to the estimated future development costs are reflected in the financial statements as changes to both the estimated receivable from the stockholders and additional paid-in capital. As of September 30, 2001, all work had been completed on the drilling of two wells. As a result, $131,916 was reduced during the nine months ended September 30, 2001 from the estimated receivable from stockholders and was capitalized as properties subject to amortization. Management determined that the work over of the third well was not economical and determined not to complete the work over. Thus the remaining receivable and additional paid in capital of $2,084 were eliminated.

The Company completed a public offering of 800,000 shares of common stock on February 14, 2001 for $200,000 in cash, before $51,497 of offering costs.

As discussed in Note 2, in May 2001, the Company issued 80,000 shares of common stock at $1.75 per share as partial consideration for a 30% working interest in gas properties.

Through September 30, 2001, the Company issued 764,573 shares of preferred Class A stock for gross proceeds of $1,332,270 and a receivable of $5,733, or $1.75 per share, prior to offering costs of $95,429. The offering was to close on September 15, 2001, with a 30-day extension right available to the Company's management. On September 14, 2001, the Board of Director's approved an additional 30-day extension, extending the offering period to November 15, 2001. The preferred shares are convertible into common shares from the date of issuance at a one-for-one ratio. The preferred shares will automatically be converted into common shares if the price of the common shares is equal to or greater than $4.00 for 20 consecutive days. After one year, the preferred shares may be redeemed by the Company, subject to a 30-day notice, at $1.84 per share plus payment of any accrued dividends. The preferred shares accrue dividends at the rate of $0.175 per share annually and are payable quarterly. The yearly aggregate dividends payable as of September 20, 2001 is $133,800. The Class A preferred shares are non-voting and are entitled to priority over the common shares in the payment of dividends and in liquidation. There is no beneficial conversion feature associated with the Class A preferred shares.

During the nine months ended September 30, 2001, two officers contributed services to the Company with an estimated value of $50,000. Of this amount, $8,000 represents compensation expense and $42,000 represents direct and incremental costs of acquiring oil and gas properties and were capitalized as such.

NOTE 4 - RELATED PARTY TRANSACTION

Two stockholders loaned the Company $25,000 in 2000. The loan was short-term with no due date and no interest rate. The loan was repaid in March 2001.

One stockholder loaned the Company $20,000 in July 2001. The loan was short-term with no due date and no interest rate. The loan was repaid in July 2001.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to September 30, 2001, the Company entered into an agreement to purchase an additional 24% working interest and a 2-1/2% override royalty interest in gas properties in Oklahoma, in which the company already owned a 70% working interest. The total purchase price is $266,250. The consideration provided by the Company consists of 81,857 shares of the Company's restricted common stock valued at $143,250 or $1.75 per share; $90,000 in cash; and a $33,000 note payable due on December 31, 2001, without interest, or as the parties may otherwise mutually agree.

The Company agreed to issue 37,143 shares of its common stock valued at $65,000 or $1.75 per share in partial satisfaction of outstanding debt and paid $15,000 cash toward the remaining balance of outstanding debt.

The Company has sold 80,500 shares of Series A preferred stock for proceeds of $140,875 prior to offering costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Arena was incorporated in Nevada on August 31, 2000 as the successor to a start-up oil and gas partnership of its principals commencing March 3, 2000. For accounting purposes, March 3, 2000 is considered the date of inception based upon predecessor activities of Arena's principals. From inception it has been involved primarily in start-up operations including incorporation, initial organization, and initial public offering ("IPO") of it shares which closed in February of 2001 and an ongoing Accredited Investor Private Placement Offering which has raised $1,332,270 and a receivable of $5,733, net offering costs of $95,429, in gross proceeds as of September 30, 2001. In the IPO, Arena raised gross proceeds of Two Hundred Thousand Dollars ($200,000) by selling 800,000 of its common voting shares at $0.25 per share to 29 investors, all of whom resided in California. The use of proceeds from the IPO is more particularly described under Part II, Item 2 of this Report.

The Private Placement is a sale of the Company's preferred class "A" shares, convertible to common on a one-to-one ratio. The Private Placement is not yet closed so the total amount to be raised or the employment of those proceeds are not yet subject to reporting. However, the Private Placement has exceeded the minimum offering requirement of $525,000 and will close on or before the extended offering termination date of November 15, 2001. The offering close date was extended to November 15, 2001 by a resolution of the Board of Director's on September 14, 2001. The preferred shares have been sold at $1.75 per share with a minimum offering of 300,000 shares ($525,000) and a maximum of 2,000,000 shares ($3,500,000). The preferred shares will automatically convert to common shares during the first 12 months after the close of the offering, if the price of the common shares equals or exceeds $4.00 per share for 20 consecutive days. Otherwise the conversion right is at the election of the holder. After one year the preferred shares may be redeemed at 105% of their issue price plus payment of any accrued interest, subject to a 30-day notice provision. The preferred shares pay dividends at a rate of $0.175 per share annually, paid quarterly.

As noted in the attached and incorporated financial statements, Arena has expended approximately $27,201 from the net proceeds of the public offering directly related to offering related costs, $25,000 to repay a loan from two shareholders, and approximately $147,799 for operating expenses and oil and gas development to date. The Company also expended an additional $24,296 for offering related costs from the proceeds of the $25,000 loan from two shareholders. These expenditures are more particularly set-out in Part II, Item 2 of this Report.

Arena intended to complete in the first quarter of 2001 a two well drilling and completion program in the adjacent leases to the current Spear's well in Oklahoma, along with the completion by work over of the Spear's gas well. The Company is pleased to report that it has completed, under the carried working interest arrangement with principals, Mr. McCabe and Mr. Rochford, the drilling of these wells. The first was designated as the Casey #1 well adjacent to the Spear's well in Muskogee County, Oklahoma. This well was drilled to the approximate depth of 2,100 feet and it appears that there are commercial quantities of producing gas from the initial log reports in both the Atoka and Booch Formations. Arena will not be able to more definitively provide production information until the well is placed on line. The lower formation (Atoka) has been completed but has not been placed on-line. The upper formation (Booch) is anticipated, but not warranted, to be placed on-line by December 31, 2001.

The principals of Arena, under their carried working interest obligation, also completed the drilling of a second target well, the Wallace #1, in the adjacent Wallace lease in McIntosh County , Oklahoma as of May, 2001. Arena regrets to report that the well was drilled to the target depth of approximately 2,100 feet, but was a dry hole. This well has been plugged and abandoned.

The principals of Arena, Mr. McCabe and Mr. Rochford, have determined not to complete the work over on the Spears lease in the exercise of their business judgment, but have otherwise contributed the equivalent of this financial undertaking to the company through other services associated with acquiring and developing other oil and gas properties for which no money was paid. The two principals now deem that they have discharged their carried working interest obligation.

SIGNIFICANT SUBSEQUENT EVENTS OCCURRING AFTER SEPTEMBER 30, 2001:

Subsequent to September 30, 2001, the Company entered into an agreement to purchase an additional 24% working interest and a 2-1/2% override interest in gas properties in Oklahoma, in which the company already owned a 70% working interest. The total purchase price is $266,250. The consideration provided by the Company consists of 81,857 shares of the Company's restricted common stock valued at $143,250 or $1.75 per share; $90,000 in cash; and a $33,000 note payable due on December 31, 2001, without interest, or as the parties may otherwise mutually agree.

The Company agreed to issue 37,143 shares of its common stock at $1.75 per share in exchange for outstanding debt of $65,000 and paid $15,000 toward the remaining balance of outstanding debt.

Aggregating the Casey #1 and the Y-6 leases, the Company has estimated reserves as of September 30, 2001 as follows:

                                          Crude Oil  Natural Gas
                                          (Barrels)    (MCF)
                                        ----------   ----------
       Proved Developed Reserves           131,593    1,244,920
       Proved Undeveloped Reserves         352,452      437,000
                                        ----------   ----------
       Total Proved Reserves               484,045    1,681,920
                                        ==========   ==========

Proven undeveloped Reserves will only be recognized through drilling, as well as reworking existing wells in the future. No assurance is given that any such development will take place. Natural gas volumes are expressed at standard conditions of temperature and pressure applicable in the area where the reserves are located.

Revenues to Date

Arena reports its gross oil and gas revenues to date and by quarter as applicable to the following geographic sectors:

                                       OIL

                                           2001      2001
                                           YTD      3rd Qtr.
                                         --------   --------
       Texas Lease                        138,860    138,860
       Oklahoma Leases                          -          -

                                       GAS

                                           2001      2001
                                           YTD      3rd Qtr.
                                         --------   --------
       Texas Lease                          2,632      2,632
       Oklahoma Leases                          -          -


It is anticipated, though not warranted, that the Company will be able to place on-line in the fourth quarter of this year the Casey #1 well.

Arena is also looking at various other oil and gas opportunities, as generally outlined in its earlier IPO and periodic reports, in Oklahoma and other geographic areas, but has entered no definitive or binding agreements, except as reported above.

Liquidity and Sources of Capital

As noted in the attached and incorporated financial statements, Arena currently has $0 in working capital reserves from its IPO remaining. During the third quarter, the Company has raised approximately $1,338,003, net offering costs of $95,429, from the sale of its Private Placement Offering, though it cannot warrant the total of such offering which remains open.

During the third quarter, Arena began receiving revenues and net profits from the operation of the Y-6 lease. Arena also anticipates by the end of the fourth quarter of 2001 receiving initial revenues from the operation of the Casey #1 well. No present realistic pro forma estimate of revenues or anticipated profits from the operation of these wells can be made at this time. Arena also will attempt to acquire additional proven producing or proven nonproducing oil and gas properties over the next quarter, though it is undeterminable when revenues will be realized from such acquisition, if acquired.

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company's future financial position and operating results. Such statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Part II - Other Information

Item 1.  Legal Proceedings

Arena is not presently engaged in any legal proceedings, nor does it know of any claims for or against the company by any party.

Item 2.  Changes in Securities and Use of Proceeds

The Company has had

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

     3.  Net proceeds expended after payment of offering costs:

          a.   $25,000 to pay off affiliated party loans
          b.   $22,337 expended for operating and related costs
          c.   $125,462 for oil and gas acquisition or development

     4.   Remaining net proceeds of IPO offering:  $0


Item 4.  Submission of Matters to a Vote of Security Holders

During the present quarter there has been no matter submitted to security holders for a vote. Arena presently anticipates holding its first annual shareholders meeting in approximately the early Spring or late Summer of 2002 for the election of directors and the other routine matters, but has not presently set a definitive date for such meeting. Shareholders will be independently advised of any such formal annual meeting date.

Item 5.  Other Information

Arena has established a limited trading market on the NASD Electronic Bulletin Board since approximately March 28, 2001. The shares have traded in the range of $2.00 to $2.25 during the third quarter, 2002 under the trading symbol, ARRI.

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


                                   REGISTRANT:  ARENA RESOURCES, INC.



Dated: November 13, 2001      By:  /s/ Lloyd Tim Rochford
       -----------------          -----------------------
                                   Lloyd Tim Rochford
                                   President


Dated: November 13, 2001      By:  /s/ Stanley McCabe
       -----------------          -----------------------
                                   Stanley McCabe
                                   Chief Financial and Accounting Officer


