Form 10KSB
period 2001-12-31
ARENA RESOURCES INC
filed 2002-03-14
CIK 1123871

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


MARK ONE

_X_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2001

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from N/A to N/A

                       Commission file number:  333-46164

                              Arena Resources, Inc.
                              ---------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                  73-1596109
          ------                                  ----------
 (State of incorporation)            (I.R.S. Employer Identification Number)

     4920 South Lewis Street, Suite 107
     Tulsa, Oklahoma                                    74105
     ---------------                                    -----
 (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:  (918) 747-6060

                                       Name of each exchange on
     Title of each class                     which registered
     -------------------                     ----------------
     Common - $0.001 Par Value     None: Traded on Electronic Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registration (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

As of March 1, 2002, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, based upon a December 31, 2001 closing stock price of $2.50/share, would be approximately $2,507,500. The Company is currently traded on the NASD Electronic Bulletin Board. During the year 2001, the stock has traded within a range from $.25 to $2.50.

As of March 1, 2002, the registrant had outstanding 3,604,500 shares of common stock ($0.001 par value) and 917,573 shares of Class A convertible preferred stock.

                                TABLE OF CONTENTS

                                     PART I
                                                                         Page
                                                                         ----
ITEM 1    BUSINESS                                                        3

ITEM 2    PROPERTIES                                                      9

ITEM 3    LEGAL PROCEEDINGS                                               11

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             11

                                     PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY                           11

ITEM 6    SELECTED FINANCIAL DATA                                         12

ITEM 7    MANAGEMENT'S DISCUSSTION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             12

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                      13

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCCUNTING AND FINANCIAL DISCLOSURES                            14

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                  14

ITEM 11   EXECUTIVE COMPENSATION                                          16

ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                  16

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  17

                                     PART IV

ITEM 14   EXHIBITS, FINANCAIL STATEMENTS AND SCHEDULES AND
          REPORTS ON FORM 8-K                                             18

          SIGNATURES                                                      19


                                     PART I

                                Item 1 - BUSINESS

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

GENERAL DESCRIPTION OF COMPANY AND BUSINESS

     Arena Resources, Inc., hereafter "Arena" or "the Company," was incorporated in Nevada on August 31, 2000. The Company completed and Initial Public Offering pursuant to an SB-1 registration of its securities on February 16, 2001 raising gross proceeds of $200,000. The Company is involved in oil and gas acquisition and development. Its initial operations are in the states of Oklahoma and Texas. The principal office of the Company is located at 4920 South Lewis Street, Suite 107, Tulsa, Oklahoma. The telephone number is (918) 747-6060.

      The present assets of Arena consist of the following: (i) 94% working interest and 2-1/2% overriding royalty interest in the Casey lease in Muskogee County, Oklahoma (ii) 100% working interest in two drill sites on properties around the Casey lease in Muskogee County, Oklahoma (iii) 100% working interest in the Y-6 lease in Fisher County, Texas. These leases are more particularly described beginning on page 9 of this Report.

     In February 2001, Arena closed its Initial Public Offering (IPO) by selling 800,000 shares at $0.25/share to 29 California residents raising gross proceeds of $200,000. This IPO is more particularly described on page 8 or this Report.

      In June 2001, Arena commenced an initial Private Placement Offering to accredited investors to attempt to raise between $525,000 and $3,500,000 for drilling and completions, as well as additional acquisitions. As of December 31, 2001 this offering has not closed but is anticipated to be closed during the second quarter 2002. Gross proceeds as of December 31, 2001 are $1,500,753. The terms of this offering and use of proceeds are more fully described on page 9 of this Report.

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

(B) GATHERER AND PURCHASER

      Gas produced from the Oklahoma lease areas is gathered in the field by a gathering/transport company which charges a transportation charge to deliver the gas to a principal pipeline purchaser. The present gatherer is Enogex and the present purchaser is ONEOK Energy Marketing and Trading Company LP. The current net price paid is approximately $2.10 to $2.35 per thousand cubic feet of gas
(MCF). ONEOK pays Arena, less applicable taxes, and Arena distributes the pro rata portion to working and royalty interest owners, retaining the balance as gross revenues.

     Gas produced from the Texas lease is currently transported and purchased by CMS Taurus Field Services, L.P. The current net price paid is approximately $1.65 to $2.15 per thousand cubic feet of gas (MCF). CMS pays Arena, less applicable taxes, and Arena distributes the pro rata portion to royalty interest owners, retaining the balance as gross revenues.

      Through January 31, 2002, oil produced from the Texas lease was picked up via truck and purchased by BML, Inc. The net price paid was approximately $18.00 to $26.10 per barrel (BBL). BML withheld applicable taxes and distributed to the royalty owners, then paid Arena its share of net revenue. Effective February 1, 2002, Sun Oil Co. has become the oil purchaser on the Texas lease. Sun withholds applicable taxes and distributes to the royalty owners, then pays Arena our share of net revenue.

(C) RESERVE ESTIMATES

     The following table summarizes the existing net oil and gas properties held by Arena showing both estimated proven developed and proven non-developed reserves with estimated recoverable natural gas revenues from those reserves expressed in increments of a thousand cubic feet (MCF) and estimated recoverable oil revenues from those reserves expressed in increments of barrels (BBL). Proven developed reserves are proven reserves upon which there is actual production:
                                                              Estimated Net
                                                               Cash Flow at
                                                              Current Prices
                                                                Discounted
                                     Crude Oil    Natural Gas    at 10% t0
                                      (Barrels)      (MCF)     Present Value
                                     ---------   -----------   -------------
Oklahoma Proved Developed Reserves           -     1,005,169     1,169,815
Texas Proved Developed Reserves        142,371        33,395       841,777
Oklahoma Proved Undeveloped Reserves         -     1,855,548     1,900,718
Texas Proved Undeveloped Reserves      352,452        66,261     3,460,748
                                     ---------    ----------   -----------
Total Proved Reserves                  494,823     2,960,373     7,373,058
                                     =========    ==========   ===========

  The Company does not have any information regarding any unproven oil or gas reserves and therefore have not disclosed any such information.

      The independent mineral reports upon which the foregoing analysis of existing interest is derived have been attached as exhibits to this report.

Arena does not warrant or guarantee the accuracy or completeness of the results contained in such independent reserve reports prepared for the Company, and any such mineral reports should be considered as an estimate rather than an actual determination of recoverable and potential reserves.

(D) COMPETITIVE FACTORS

      Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by major international producers. Pricing for natural gas is more regional. Because domestic demand for oil and gas exceeds supply, there is little risk that all current production will not be sold at relatively fixed prices. To this extent Arena does not see itself as directly competitive with other producers, nor is there any significant risk that the company could not sell all production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. The primary competitive risks would come from falling international prices which could render current production uneconomical.

      Secondarily, Arena is presently committed to use the services of the existing gatherers in its present areas of production. This gives to such gatherers certain short term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay new pipeline and/or obtain new rights of way in the lease.

     It is also significant that more favorable prices can usually be negotiated for larger quantities of oil and/or gas product, such that Arena views itself as having a price disadvantage to larger producers. Large producers also have a competitive advantage to the extent they can devote substantially more resources to acquiring prime leases and resources to better find and develop prospects.

(E) NUMBER OF PERSONS EMPLOYED

     Both Mr. Lloyd T. Rochford and Mr. Stanley McCabe will actively continue in management on a full time basis for the Company. Mr. Rochford presently serves the Company as its president and chief executive officer (CEO). Mr. McCabe is secretary and treasurer. Both Mr. Rochford and Mr. McCabe are currently involved full-time in the Private Placement, acquisition efforts and continuing operations for Arena. As of September 01, 2001 both Mr. Rochford and Mr. McCabe began receiving salaries of $3,000/month for services provided to the Company. These salaries were paid from net revenues received.

      Salaries paid were made on a prospective basis and no payments have been made for services rendered prior to September 1, 2001, however, accrued compensation expenses have been applied in determining Mr. Rochford's and Mr. McCabe's equity positions in the amount of $25,000.

      Arena agreed to pay general costs, such as travel and communications, and to repay Mr. Rochford and Mr. McCabe advanced third party costs directly related to the organizational, securities selling and registration efforts by the Company, such as expert fees, required to complete its Initial Public Offering, Private Placement and to continue operations. These repaid amounts are estimated at $33,070.

      Effective September 1, 2001 Arena retained the services of William R. Broaddrick, CPA to serve as chief accountant. Effective February 1, 2002 Mr. Broaddrick assumed responsibilities as chief financial officer (CFO) and vice president. Mr. Broaddrick is currently involved full time in accounting and reporting efforts for Arena. Effective with hiring, Mr. Broaddrick began receiving a salary of $40,000/year.

      In the event that Arena is successful in its growth efforts, it may consider retaining other employees or experts on a full or part-time basis as it deems appropriate. Arena would consider employing the services of a field geologist and well completion supervisor in the event of sufficient revenues. The geologist and well completion supervisor may be retained on either a part-time salary or an independent contract basis as Arena would subsequently deem most appropriate in the future. Arena will also probably consider hiring a full-time secretary or office manager as the development of Arena would justify, along with other as yet undetermined office workers or personnel.

(F)  ENVIRONMENTAL COMPLIANCE AND RISKS

      Oil and gas production is a highly regulated activity which is subject to significant environmental and conservation regulations both on a federal and state level. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while the Company believes this generally to be the case for its production activities in Texas and Oklahoma, it should be noticed that there are various Environmental Protection Agency regulations which would govern significant spills, blow-outs, or uncontrolled emissions.

     In Oklahoma and Texas specific oil and gas regulations exist related to the drilling, completion and operations of wells, as well as disposal of waste oil. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the Oklahoma Corporations Commission, Oil and Gas Division or the Texas Railroad Commission, Oil and Gas Division.

      Compliance with these regulations may constitute a significant cost and effort for Arena. No specific accounting for environmental compliance has been maintained or projected by Arena to date. Arena does not presently know of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which it or the acquired properties are involved or subject to or arising out of its predecessor operations.

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

(G) DISTINCTIVE CHARACTERISTICS OF ISSUER'S BUSINESS AND INDUSTRY
      There are certain special or distinctive characteristics of this issuer's business which should be understood. While some of these characteristics have been earlier discussed or alluded to, we are summarizing below the more significant of these factors:

  .    Oil  and  gas  production is a highly regulated industry.  The  Oklahoma
     Corporation Commission, Oil and Gas Division, Texas Railroad Commission, Oil and Gas Division, as well as similar regulatory agencies in other states, impose limitations on the number of wells per geographic area and also may regulate the amount of production from wells in a formation or given conservation area.

  . Environmental issues, including disposal of drilling fluids and chemicals, waste oil and surface contamination are regulated by the Oklahoma Corporation Commission, the Texas Railroad Commission and similar agencies in other states; and, secondarily, by the Federal Environmental Protection Agency (EPA). Typically the EPA does not impose specific standards or regulations unless there is a significant environmental contamination.

  . Any drilling and completion of a well must be considered high risk due to the danger a well may be drilled and completed at substantial cost only to be determined to be a dry hole or non-commercial well.

  . The pricing for oil and gas has historically been extremely volatile and these price changes could render, in a short period, an otherwise commercially successful well non-commercial and require it to be shut-in. Additionally, there are risks to production including casing or formation collapses, blow-outs, flooding silting, as well as equipment failures.

  . The exact structure of Arena's future oil and gas acquisition and operating activities is not and cannot be determined prior to the close of the ongoing Private Placement Offering and the anticipated actual acquisition of additional oil and gas properties.

(H) MANAGEMENT'S CURRENT PLANS

      Management plans to use the proceeds of the Private Placement to acquire proven operating properties; acquire, drill and complete proven non-operating properties or drill and complete wells on currently owned proven non-operating properties. No reasonable projection of drilling and completion of additional wells to be completed, if at all, can be made at this time because Arena is not certain of when additional properties will be acquired or the final proceeds available for such efforts. As the economic factors upon which these alternative development decisions must be made changes on an almost daily basis for small independent oil and gas producers, such as Arena, it is impossible to make economic forecasts as to the ultimate structure of Arena's oil and gas program or the exact use of proceeds within the over-all parameters outlined earlier.

(I) CURRENT ACTIVITIES

      As indicated previously, Arena is involved in an ongoing Private Placement Offering that commenced June 30, 2001 and is anticipated to close during the second quarter of 2002. As of December 31, 2001 the Private Placement Offering has generated gross proceeds of $1,500,753. The terms of this offering and use of proceeds are more fully described on page 9 of this Report.

(J) MAJOR CUSTOMERS

      As indicated previously, Arena presently sells all of its production to three purchasers. The gas produced from the Oklahoma lease is being transported by Enogex and being sold to ONEOK. There is no oil being produced from the

Oklahoma lease. The gas produced from the Texas lease is being gathered and sold to CMS Taurus Field Services, LP. The oil produced from the Texas lease was sold to BML, Inc throughout the year 2001. Effective February 1, 2002, the oil produced from the Texas lease is being sold to Sun Oil Co.

(K) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The following table summarizes the production volume and net revenue recognized for the year ended December 31, 2001 separated by product and geographic area:

                                  OIL

                       Production volume        Net Revenue
        Texas Lease       16,211 BBLS             $288,372

                                  GAS

                       Production volume        Net Revenue
        Texas Lease        3,955 MCF               $6,431
      Oklahoma Leases      1,635 MCF               $2,133

      The  average price paid per MCF of gas on the Oklahoma leases  was  $2.09.
The  average  price  paid per MCF of gas from the Texas lease  was  $1.90.   The
average price paid per BBL of oil from the Texas lease was $20.70.

 (L) DESCRIPTION OF OPERATING LEASES

      In addition to the described oil and gas properties, Arena has rental office space, equipment and facilities. At present, it leases office space at 4920 South Lewis, Suite 107, Tulsa, Oklahoma. As of December 31, 2001, this lease consists of approximately 671 square feet of office space and is leased by the Company for $506 per month including all standard office equipment and furnishings. All lease payments through March 31, 2001 were made by a shareholder and are included in the services and the use of space contributed by shareholders. All payments made on or after April 1, 2001 were made and accounted for as expenses to the Company.

      The current facilities are believed adequate for the initial operation of Arena.

      The Company also has a lease agreement for gas compressor equipment. The lease became effective in December 2001 and has a minimum term of 6 months. Following the six month minimum term, the lease will continue on a month to month basis until either party provides a thirty (30) day written notice of termination. The lease payments are $1,900 a month.


(M) REPORT ON INITIAL PUBLIC FINANCING

      The Company completed its initial public financing by employing an SB-1 Registration which became effective January 12, 2001 and which was closed as a minimum offering on February 16, 2001. The Company sold 800,000 shares at $.25/share to twenty-nine California residents raising $200,000 in gross proceeds. The offering was also qualified as a public offering in California, though California will not yet allow secondary trading of the securities sold in that jurisdiction because of the start-up nature of Arena and due to its limited capitalization. California also required certain net worth requirements of the public investors to insure their sophistication and ability to bear the risks of investment.

      Pursuant to the provision of SEC 463 and Item 701 of Regulation S-K, the Company reports that the net proceeds of the offering have been fully expended. The Company paid offering related costs including printing, accounting, legal and  related  filing  fee of $27,201.  The Company also expended  an  additional
$24,296 for offering related costs from the proceeds of a $25,000 loan from affiliates. Payments made after paying offering costs consisted of the following: $25,000 to pay off affiliated party loans, $22,337 for operating and related costs and $125,462 for oil and gas acquisition or development.

(N) REPORT ON PRIVATE PLACEMENT OFFERING

      In June 2001, Arena commenced an initial Private Placement Offering to accredited investors to attempt to raise between $525,000 and $3,500,000 for drilling and completions, as well as additional acquisitions. As of December 31, 2001 this offering had not closed but was anticipated to be closed during the second quarter 2002. Gross proceeds as of December 31, 2001 were $1,500,753 with offering costs totaling $123,132 for net proceeds of $1,377,621.

      The Private Placement is a sale of the Company's preferred class "A" shares, convertible to common on a one-to-one ratio. The Private Placement is not yet closed so the total amount to be raised or the employments of those proceeds are not yet subject to reporting. However, the Private Placement has exceeded the minimum offering requirement of $525,000. The preferred shares have been sold at $1.75 per share with a minimum offering of 300,000 shares ($525,000) and a maximum of 2,000,000 shares ($3,500,000). The preferred shares will automatically convert to common shares if the price of the common shares equals or exceeds $4.00 per share for 20 consecutive days. Otherwise the conversion right is at the election of the holder. After one year the preferred shares may be redeemed at 105% of their issue price plus payment of any accrued interest, subject to a 30 day notice provision. The preferred shares pay dividends at a rate of $0.175 per share annually, paid quarterly.

                               Item 2.  PROPERTIES

(A) DRILLING ACTIVITIES

      During the year ended 2001, Arena Resources completed the drilling of two wells in Muskogee County, Oklahoma. The Wallace well was drilled on the NE 1/4 of Section 33. After drilling the Wallace was determined to be a dry hole and has since been plugged and abandoned. The Casey well was drilled on the SW 1/4 of Section 33. The Casey was completed and placed into production during December 2001. Detailed information regarding this well is below.

(B) LEASE INFORMATION

      Arena Resources currently owns an interest in the Casey lease in Muskogee County, Oklahoma. The Company began with a 40% working interest in this lease which was contributed by the two principal shareholders Mr. Rochford and Mr.
McCabe.   The  Company  has  subsequently acquired and  additional  54%  working interest and a 2-1/2% overriding royalty interest in the lease. Total interest in the well consists of a 94% working interest and a 2-1/2% overriding royalty interest, which equates to approximately a 74.48% net revenue interest. The Casey lease has been completed and had first production during late December 2001.

      Arena Resources owns a 100% working interest, 80% net revenue interest, in the Y6 lease in Fisher County, Texas. Arena purchased the Y6 lease with an effective date of June 1, 2001 and has had production on this lease from that date.

      The essential terms, together with acquisition basis, for these two leases is summarized below:

Casey Lease -

     (a) The initial 40% working interest in the Casey lease was initially acquired by the principal shareholders and was contributed to Arena as part of the initial capital contributions, accounting for approximately $67,500 of those contributions.

     (b) In May 2001, the Company acquired an additional 30% working interest in the Casey lease from a third party. The additional working interest was value at $300,000 and was acquired by the issuance of 80,000 shares of common stock valued at $1.75 per share totaling $140,000, the assumption of a $50,000 obligation of the seller and the issuance of a notes payable for $110,000, which has been settled through cash payments of $45,000 and the issuance of an additional 37,143 shares of common stock valued at $1.75 per share totaling $65,000. There was no beneficial conversion feature associated with the conversion of debt into common stock incurred prior to acquisition. The $50,000 liability assumed from the seller related to the seller's previous obligation to the operator of the properties and has been paid.

     (c) In October 2001, the Company acquired an additional 24% working interest and a 2-1/2% overriding royalty interest in the Casey lease from a third party. The acquired interests were valued at $266,250 and were acquired by the issuance of 81,857 shares of common stock valued at $1.75 per share totaling $143,250, a cash payment of $90,000 and the issuance of a notes payable for $33,000. Through December 31, 2001 the Company paid $15,000 of principal on the note.

     (d)  The Casey lease began first production in late December 2001.

     (e)  This lease will be held by production.

Y6 Lease -

     (a) The 100% working interest in the Y6 lease was acquired effective June 01, 2001 from a third party for a cash payment of $750,000.

     (b)  The Y6 lease has had production from the date of acquisition.

     (c)  The Y6 lease is being held by production.

     (d)  In connection with this acquisition, Arena issued 2,500 shares.

     In the Casey lease, Arena has a ninety four percent working interest. This means that Arena has a ninety four percent interest in total production after it pays its pro rata share, ninety four percent, of operating costs, but before royalty payments to the mineral interest owner. In the Y6 lease, Arena has a one hundred percent working interest. This means that Arena has a one hundred percent interest in total production before royalty payments to the mineral interest owner. As used in this Report total production is the total recoverable amount of product produced from an oil or gas well, usually expressed in quantity (barrels for oil; thousand cubic feet "MCF" for gas) or dollar amount of production. Royalty payments are a portion of the total production (usually 5-25%) paid directly to the landowner, and sometimes others, from the net cash proceeds of production after extraction taxes, but before charging any costs. The mineral interest owner is usually the person who ultimately owns the oil and gas and is usually the "lessor" or person creating the lease. The mineral interest owner usually retains a royalty interest.

      In the Casey lease, Arena estimates its net revenue interest, which it retains after the payment of royalty interest, would be approximately 74.48%. This is derived by taking the total production, 100%, subtracting the royalty, 20.76%, then multiplying the remaining net revenue interest, 79.24%, by Arena's working interest share, 94%, thus yielding a 74.48% net mineral revenue or net revenue interest. In the Y6 lease, Arena has an 80% net revenue interest. This is derived by taking the total production, 100%, and subtracting the royalty 20%. A net revenue interest is a term which defines the actual revenues which a working interest holder will obtain from a given lease after payment of its pro rata share of production costs and after royalty payments.

                           Item 3.  LEGAL PROCEEDINGS

     There are no legal actions or claims in which the Company is engaged.

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not hold a shareholders meeting in 2001, thus there was no vote of securities holders in 2001. The Company anticipates holding its initial annual shareholder meeting in the late summer or early fall, 2002.

                                     Part II

     Item 5.  MARKET FOR REGISTRANT'S COMMON AND RELATED STOCKHOLDER MATTERS

      Arena began trading on the NASD Electronic Bulletin Board March 29, 2001. Arena is also listed in Standard and Poors industrial listing and claims a secondary trading exemption based on such listing. During the year 2001, the stock has traded within a range of from $.25 to $2.50. Following is a table showing the high and low bid per quarter since active trading commenced:


                    Period           High Bid     Low Bid

               1st quarter - 2001       1.230       0.250
               2nd quarter - 2001       2.000       1.125
               3rd quarter - 2001       2.250       1.875
               4th quarter - 2001       2.500       2.250
               1st quarter - 2002       2.650       2.400

       Approximately  72%,  or  2,601,000,  of  Arena's  3,604,500  issued   and
outstanding shares are held by management or affiliated parties with the balance being publicly held.

                        Item 6.  SELECTED FINANCIAL DATA

     The following constitutes only a selected summary of significant accounting information and is qualified in its entirety by reference to the complete audited Financial Statements attached hereto and incorporated, including the notes thereto.
                                                             From
                                                    March 3, 2000
                                           For the    (Inception)
                                        Year Ended        Through
                                      December 31,    December 31,
                                              2001           2000
Operations                              ----------     ----------
     Oil and Gas                        $  296,936     $    2,424
     Other revenues                              -              -
Expenses                                  (278,771)      (112,847)
     Net Income (Loss)                      18,165       (110,423)
     Preferred dividends                    63,092              -
     Income (Loss) applicable to
       common shares                       (44,927)      (110,423)
     Income (Loss) per common share          (0.01)         (0.04)
Working Capital                            379,468        (29,070)
Liabilities                                 99,735         47,399
Total Assets                             2,137,689        104,365
Stockholder's Equity                     2,037,954         56,966



                      Item 7.  MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION

     This Form 10-K includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully.

RESULTS OF OPERATIONS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 31, 2001, the Company earned $296,936 in revenue and has net income of $18,165, before Class A preferred stock dividends. The Company also has positive net cash flows from operations of $84,023.
However, after including the Class A preferred stock dividends, the Company incurred a loss of $44,927 and has a cumulative retained earnings deficit of $155,350.

      The valuation of the oil and gas reserves placed into Arena by management for shares were based upon a discounted current estimated market value through a reserve report, even though such properties are valued for accounting purposes on a predecessor cost basis. It is difficult to actually value the present assets placed into Arena, notwithstanding the existence of an independent petroleum reserve report. The reserve report should be considered only as an estimate of potential value of recoverable reserves and not as an assurance and warranty that the Company will realize either cash flow or gains from those resources, even assuming maximum sustained production.

      The initial capital assets contributed to Arena were supplied by its two principal shareholders. In contributing these assets there was no independent board of directors or shareholders to determine the reasonable valuation of the cash, oil and gas properties and related interest contributed for the sharehold interest obtained by the founders and initial shareholders. For the initial 1,300,000 shares acquired by both Mr. McCabe and Mr. Rochford, each contributed $33,695 in cash and a carried working interest obligation worth approximately $134,000. Actual costs for the working interest obligation totaled $121,274. The remaining $12,726 was offset against additional paid in capital. From the cash contribution, the Company acquired the three lease properties at a basis of approximately $61,174. The contributed cash increased both shareholders' equity in Arena. The prior uncompensated services for the year ended 2001 of Messrs. McCabe and Rochford have been valued at $25,000 for accounting purposes and carried as additional paid in capital.

CAPITAL RESOURCES AND LIQUIDITY

     At present the Company has three sources of potential working capital. The first is the revenue from production sales on the Y6 lease in Fisher County, Texas. The second capitol resource is revenue from production sales on the Casey lease in Muskogee County, Texas. The third capital resource of Arena is the on-going Private Placement of Arena Class A preferred stock, which has yielded $1,377,621 in net proceeds.

     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Information required by this item appears in the Consolidated Audited Financial Statements and Auditors Report for Arena for the year ending December 31, 2001 as listed under Item 14.

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

       NAME               POSITION            CURRENT TERM OF OFFICE

Mr. Lloyd "Tim"         Director/CEO/     Appointed in Organizational
Rochford                  President       Minutes - September, 2000.
                                          Will serve as director until
                                          first annual meeting, not yet
                                          set.  Will serve as an
                                          officer without term/contract
                                          pursuant to leave of the
                                          Board of Directors.
Mr. Stanley McCabe  Director/Treasurer/   Appointed in Organizational
                         Secretary        Minutes - September, 2000.
                     /Accounting Officer  Will serve as director until
                                          first annual meeting, not yet
                                          set.  Will serve as an
                                          officer without term/contract
                                          pursuant to leave of the
                                          Board of Directors.
Mr. Charles Crawford     Director         Appointed in Organizational
                                          Minutes - September, 2000.
                                          Will serve as director until
                                          first annual meeting, not yet
                                          set.
Mr. William "Randy"  Vice President/CFO   Will serve as an officer
     Broaddrick                           without term/contract
                                          pursuant to leave of the
                                          Board of Directors.

BACKGROUND

MR. LLOYD "TIM" ROCHFORD - DIRECTOR , CEO/PRESIDENT
Age: 55

      Mr. Rochford has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. In this capacity, he has primarily been engaged in the organization and funding of private oil and gas drilling and completion projects and ventures within the mid continent region of the United States.

      In 1989 Mr. Rochford was co-founder, director and CEO of a public company known as Magnum Petroleum, Inc. ("Magnum") which is listed on the American Stock Exchange. Subsequently, Magnum acquired Hunter Resources, Inc. in August, 1995. Mr. Rochford served as Chairman of the Board of the combined companies from August, 1995 - June, 1997. Since July, 1997, Mr. Rochford has primarily devoted his time and efforts to individual oil and gas acquisition and development prior to his commitment to participate in Arena Resources. In 1982, Mr. Rochford was co-founder of Dana Niguel Bank, a publicly held California bank operation and served as a director until 1994. Mr. Rochford resigned as an officer/director of New Systems, Inc. a small public company, effective December 31, 2000. Mr. Rochford attended various college level courses in business from 1967-1970 in California.

MR. STANLEY McCABE - DIRECTOR/SECRETARY/TREASURER/
ACCOUNTING OFFICER
Age: 69

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

MR. CHARLES CRAWFORD - DIRECTOR
Age: 49

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

MR. WILLIAM "RANDY" BROADDRICK - VICE PRESIDENT/CFO
Age:  24

      From  1997  to  2000,  Mr. Broaddrick was employed with  Amoco  Production
Company, performing lease revenue accounting and state production tax and regulatory reporting functions. During 2000, Mr. Broaddrick became employed with Duke Energy Field Services performing state production tax functions. During 2001, Mr. Broaddrick joined Arena as chief accountant and, effective February 1, 2002, has assumed responsibilities as Vice President and Chief Financial Officer.

      Mr. Broaddrick received a Bachelor's Degree in Accounting from Langston University, through Oklahoma State University - Tulsa, in 1999. In May 2001, Mr. Broaddrick successfully passed the Certified Public Accountant (CPA) exam.

                        Item 11.  EXECUTIVE COMPENSATION

      Prior to September 2001, no salaries were paid to either Mr. McCabe or Mr. Rochford for their full-time service to Arena. Effective September 2001 Mr. McCabe and Mr. Rochford began receiving a salary of $36,000/year each. No payments have been paid or are anticipated to be paid for services contributed prior to September 2001. Also effective September 2001, Mr. Broaddrick became employed with Arena and began receiving a salary of $40,000/year. Additionally, Mr. Broaddrick received 1,500 shares as a bonus.

      Additionally, the Board of Director's has authorized management to adopt a stock option plan for officers, however, there are no definitive stock incentives or option plans in place presently.

    Item 12.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

SHARES OWNED BY MANAGEMENT AND CERTAIN SECURITY HOLDERS

     The following table includes all shares issued to a director, officer or 5% or greater shareholder. There are no created or issued stock options or other stock rights in Arena at the present time:

Title or Class   Name of Owner        Amount owned     Percent of Class
--------------   -------------        ------------     ----------------
Common Stock   Lloyd T. Rochford       1,299,500              36%
Common Stock   Stanley McCabe          1,300,000 (1)          36%
Common Stock   William R. Broaddrick       1,500               0%
               All Officers/Directors  2,601,000              72%
                as a group

      (1) Of the 1,300,000 shares owned by Mr. Stanley McCabe, 1,150,000 are directly owned. The remaining 150,000 shares are indirectly owned.

      As of March 1, 2002, in addition to the management shares listed above, Arena has approximately 49 public shareholders.

      Additionally, the Board of Director's has authorized management to adopt a stock option plan for officers, however, there are no definitive stock incentives or option plans in place presently.

            Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are certain transactions related to Arena which are not deemed to be "arms-length" transactions. That is, the parties on both sides of the contract or agreement have substantial relationships or common interests. All such material transactions are believed to be disclosed in this section.

      1. The initial capital assets contributed to Arena were supplied by its two initial shareholders. In contributing these assets there was no independent board of directors or shareholders to determine the reasonable valuation of the cash, oil and gas properties and related interest for the sharehold interest obtained by the founders and initial shareholders. For the initial 1,300,000 shares acquired by both Mr. McCabe and Mr. Rochford, each contributed $33,695 in cash and a carried working interest obligation worth approximately $134,000. Of the cash contributed, $61,174 was employed to acquire the three initial leases. The contributed cash increased both shareholders' equity in Arena. The estimated future development costs to Messrs. McCabe and Rochford of $134,000 were estimated by independent engineers and have been accounted for as an estimated receivable from stockholders in the accompanying financial statements. Total actual costs incurred in relation to the carried working interest were $121,274. The remaining $12,726 was closed against additional paid in capital. Any person purchasing Arena stock should consider that the two initial shareholders will most likely be in a control shareholder position, even after the completion of the Private Placement, to determine their initial salaries and any amount of deferred compensation and these actions will not constitute an independent transaction and should be considered as a potential risk factor.

      2. Even after the Private Placement is completed, the management group, as described above, may continue in control and would essentially be in a position to dictate salaries, distributions, and other interests as to all shareholders. While there is a general common law as well as statutory obligation placed upon management of Arena to act in the best interest of all shareholders, any person acquiring Arena stock should consider that their minority shareholder status imposes a certain risk of not being in a position to influence or affect the direction of the Company.

      3. There exists a potential conflict that both Mr. Rochford and Mr. McCabe will continue to pursue individually various oil and gas interests for their accounts. As officers and directors, Mr. Rochford and Mr. McCabe have a fiduciary duty to make appropriate oil and gas opportunities first available to Arena. As a result, a certain potential conflict exists between their pursuit of individual oil and gas interests and the duty owed to Arena. The Company believes it has resolved this potential conflict through the understanding by current management to make all appropriate and feasible oil or gas opportunities first available to Arena. However, each shareholder should consider such potential conflict as a risk factor. There are no written commitments or undertakings between Arena or Messrs. McCabe and Rochford on this matter. While the Company considers the undertakings as an enforceable agreement, such undertaking may be difficult to legally enforce.

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

                                   REGISTRANT:

                                   ARENA RESOURCES, INC.


Date:     March 12, 2002           By:  /s/ Lloyd T. Rochford
                                       -----------------------------
                                   Mr. Lloyd T. Rochford, President,
                                   Chief Executive Officer

Date:     March 12, 2002           By:  /s/ Stanley McCabe
                                       -----------------------------
                                   Mr. Stanley McCabe
                                   Treasurer, Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date:   March 12, 2002             By:  /s/ Lloyd T. Rochford
                                       ----------------------------
                                   Mr. Lloyd T. Rochford,
                                   President/Director

Date:   March 12, 2002             By:  /s/ Stanley McCabe
                                       ----------------------------
                                   Mr. Stanley McCabe
                                   Director

Date:   March 12, 2002             By:  /s/ Charles Crawford
                                       ----------------------------
                                   Mr. Charles Crawford
                                   Director


                     ARENA RESOURCES, INC.

                       TABLE OF CONTENTS


                                                                 Page

Report of Independent Certified Public Accountants               F-1

Balance Sheets - December 31, 2001 and 2000                      F-2

Statements of Operations for the Year Ended December 31,
  2001 and for the Period from March 3, 2000 (Date of
  Inception) through December 31, 2000                           F-4

Statement of Stockholders' Equity for the Period from March
  3, 2000 (Date of Inception) through December 31, 2000 and
  for the Year Ended December 31, 2001                           F-5

Statement of Cash Flows for the Year Ended December 31, 2001
  and for the Period from March 3, 2000 (Date of Inception)
  through December 31, 2000                                      F-7

Notes to Financial Statements                                    F-9

Supplemental Information on Oil and Gas
 Producing Activities                                            F-15




HANSEN, BARNETT & MAXWELL                         (801) 532-2200
A Professional Corporation                      Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                5 Triad Center, Suite 750
                                            Salt Lake City, Utah 84180
                                                 www.hbmcpas.com


       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
Arena Resources, Inc.

We have audited the balance sheets of Arena Resources, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the period from March 3, 2000 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Arena Resources, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001 and for period from March 3, 2000 (date of inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                /S/  HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
March 4, 2002


an independent member of                 Member of AICPA Division of Firms
     BAKER TILLY                                  Member of SECPS
    INTERNATIONAL

                        ARENA RESOURCES, INC.
                            BALANCE SHEETS

                                                    December 31,     December 31,
                                                        2001            2000
                                                      ------------    ----------
                                ASSETS
Current Assets
    Cash                                              $    444,564    $   18,329
    Accounts receivable                                     33,733             -
    Prepaid expenses                                           906             -
                                                      ------------    ----------
    Total Current Assets                                   479,203        18,329
                                                      ------------    ----------
Property and Equipment, Using Full Cost Accounting
    Office equipment                                         7,078             -
    Oil and gas properties subject to amortization       1,645,819        61,174
    Less:  Accumulated depreciation and amortization       (44,411)         (263)
                                                      ------------    ----------
    Net Property and Equipment                           1,608,486        60,911
                                                      ------------    ----------
Held-to-Maturity Investment                                 50,000             -
                                                      ------------    ----------
Deferred Offering Costs                                          -        25,125
                                                      ------------    ----------
Total Assets                                          $  2,137,689    $  104,365
                                                      ============    ==========

         See the accompanying notes to financial statements.

                       ARENA RESOURCES, INC.
                    BALANCE SHEETS (CONTINUED)

                                                    December 31,     December 31,
                                                        2001            2000
                                                      ------------    ----------
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                  $     40,576    $    3,241
    Accrued liabilities                                      5,015             -
    Loans from stockholders                                      -        25,000
    Note payable                                            18,000             -
    Accrued preferred dividends                             36,144             -
    Accrued offering costs                                       -        19,158
                                                      ------------    ----------
    Total Current Liabilities                               99,735        47,399
                                                      ------------    ----------
Stockholders' Equity
    Preferred stock - par value $0.001 per share;
     10,000,000 shares authorized; 857,573 shares
     issues and outstanding; liquidation preference
     of $1,536,897                                       1,274,021             -
    Common stock - par value $0.001 per share;
     100,000,000 shares authorized; 3,604,500
     shares and 2,600,000 shares issued and
     outstanding, respectively                               3,605         2,600
    Additional paid-in capital                             921,411       298,789
    Estimated receivable from stockholders                       -      (134,000)
    Receivable from preferred stockholder                   (5,733)            -
    Accumulated deficit                                   (155,350)     (110,423)
                                                      ------------    ----------
    Total Stockholders' Equity                           2,037,954        56,966
                                                      ------------    ----------
Total Liabilities and Stockholders' Equity            $  2,137,689    $  104,365
                                                      ============    ==========

                 See the accompanying notes to financial statements.

                        ARENA RESOURCES, INC.
                      STATEMENTS OF OPERATIONS

                                                             For the Period
                                                             March 3, 2000
                                                          (Date of Inception)
                                        For the Year Ended      Through
                                           December 31,        December 31,
                                               2001                2000
                                            -----------       --------------
Oil and Gas Revenues                        $   296,936          $     2,424
                                            -----------          -----------
Costs and Operating Expenses
   Oil and gas production costs                 106,927                  263
   Depreciation and depletion expense            44,148                  263
   General & administrative expense             119,696               12,321
   Services contributed by majority
     shareholders - noncash expense               8,000              100,000
                                            -----------          -----------
Total Costs and Operating Expenses              278,771              112,847
                                            -----------          -----------
Net Income (Loss)                                18,165             (110,423)

Preferred Stock Dividends                        63,092                    -
                                            -----------          -----------
Loss Applicable to Common Shares            $   (44,927)         $  (110,423)
                                            ===========          ===========
Basic and Diluted Loss
  Per Common Share                          $     (0.01)         $     (0.04)
                                            ===========          ===========
Weighted-Average Number
  of Common Shares Used
  in Per Share Calculation                    3,367,774            2,600,000
                                            ===========           ==========

          See the accompanying notes to financial statements.

                                                  ARENA RESOURCES, INC.
                                          STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Additional                              Total
                                     Preferred Stock          Common Stock     Paid-In  Shareholder  Accumulated   Stockholders'
                                  Shares         Amount      Shares   Amount   Captial   Receivable    Deficit       Equity
                                  ------         ------      ------   ------   --------  ----------   -----------   -----------

Balance as of
  March 3, 2000
  (Date of Inception)             $    -         $   -            -   $    -   $      -  $       -    $       -     $        -

  Fair value of services
    and office space
    contributed by officers            -              -           -        -    100,000          -            -         100,000

 Common stock issued for
   $67, 389 in cash and a
   receivable for a carried
   interest in gas properties,
   March 3, 2000 through
   August, 31, 2000
   - $0.08 per share                   -              -   2,600,000    2,600    198,789    (134,000)           -         67,389

  New loss                             -              -           -        -          -          -       (110,423)     (110,423)
                                  ------     ----------   ---------   ------   --------  ----------   -----------    ----------
 Balance December 31, 2000             -     $        -   2,600,000   $2,600   $298,789  $ (134,000)  $  (110,423)   $   56,966
                                  ======     ==========   =========   ======   ========  ==========   ===========    ==========

                 See the accompanying notes to financial statements.

                              ARENA RESOURCES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

                                                                             Additional                              Total
                                     Preferred Stock          Common Stock     Paid-In   Shareholder  Accumulated   Stockholders'
                                  Shares         Amount      Shares   Amount   Captial    Receivable     Deficit       Equity
                                  ------     --------    ----------   -------  --------   ----------   -----------   ----------

  Balance as of
   December 31, 2000                   -     $        -   2,600,000   $2,600   $298,789   $(134,000)  $  (110,423)  $    56,966

  Issuance of common
    stock for cash in
    IPO, net offering
    costs of $51,497                   -              -     800,000      800    147,703           -            -        148,503

  Fair value of services
    and office space
    contributed by
    officers                           -               -          -        -     25,000            -           -         25,000

  Collection of
    shareholder
    receivable                         -               -          -         -   (12,726)      134,000          -        121,274

 Issuance of common
    stock in settlement
    of debt                            -               -     37,143        37    64,963             -          -         65,000

  Issuance of common
    stock for partial
    working interest
    in gas properties                  -                -   161,857       162    283,088            -           -       283,250

  Issuance of common
    stock for services
    relating to acquisition
    of properties                      -                -     2,500         3      4,997            -           -         5,000

  Issuance of common
    stock for services                 -                -     3,000         3      5,997            -           -         6,000

  Issuance of Series A
    preferred stock in
    private placement,
    net of cash offering
    costs of $ 123,132
    and 59,200 warrants          857,573    1,274,021           -       -   103,600      (5,733)           -     1,371,888

  Preferred stock dividends            -            -           -       -         -           -      (63,092)      (63,092)

  Net Income                           -            -           -       -         -           -       18,165        18,165
                               ---------   ----------  ----------  ------  --------  ----------  -----------   -----------

 Balance as of
  December 31, 2001              857,573   $1,274,021   3,604,500  $3,605  $921,411  $   (5,733) $  (155,350)  $ 2,037,954
                               =========   ==========  ==========  ======  ========  ==========  ===========   ===========

                 See the accompanying notes to financial statements.

                        ARENA RESOURCES, INC.
                      STATEMENTS OF CASH FLOWS

                                                                                 For the the Period
                                                                                    March 3, 2000
                                                                                 (Date of Inception)
                                                                For the Year Ended      Through
                                                                  December 31,        December 31,
                                                                      2001                2000
                                                                 -------------       ------------
Cash Flows From Operating Activities
   Net income (loss)                                              $      18,165       $   (110,423)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
      Services and use of office space contributed by officers            8,000            100,000
      Shares issused for services                                         6,000
      Depreciation and depletion                                         44,148                263
      Changes in assets and liabilities:
      Accounts receivable                                               (33,733)               -
      Prepaid expenses                                                     (906)               -
      Accounts payable and accrued liabilties                            42,349              3,241
                                                                  -------------       ------------
   Net Cash Provided by (Used in) Operating Activities                   84,023             (6,919)
                                                                  -------------       ------------
Cash Flows from Investing Activities
   Purchase of oil and gas properties                                (1,035,620)           (61,174)
   Purches of Office equipment                                           (7,078)               -
   Proceeds from sale of equipment                                       20,500                -
   Advance to unrelated party                                           (30,000)               -
   Collection of advance to unrelated party                              30,000                -
   Purchase of held-to-maturity investment                              (50,000)               -
                                                                  -------------       ------------
   Net Cash Used in Investing Activities                             (1,072,198)           (61,174)
                                                                  -------------       ------------
Cash Flows From Financing Activities
   Proceeds from issuance of common stock, net offering costs           154,470             61,422
   Proceeds from issuance of preferred stock, net offering costs      1,371,888                -
   Proceeds from issuance of a loan payable to stockholders              20,000             25,000
   Payment of loan from stockholders                                    (45,000)               -
   Payment on note payable                                              (60,000)               -
   Payment of dividends to preferred stock shareholders                 (26,948)               -
                                                                  -------------       ------------
   Net Cash Provided by Financing Activities                          1,414,410             86,422
                                                                  -------------       ------------
Net Increase in Cash                                                    426,235             18,329
                                                                  -------------       ------------
Cash at Beginning of Period                                              18,329                -
                                                                  -------------       ------------
Cash at End of Period                                             $     444,564       $     18,329
                                                                  =============       ============

                    See the accompanying notes to financial statements.

                        ARENA RESOURCES, INC.
                STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                 For the the Period
                                                                                    March 3, 2000
                                                                                 (Date of Inception)
                                                                For the Year Ended      Through
                                                                  December 31,        December 31,
                                                                      2001                2000
                                                                 -------------       ------------
Non Cash Investing and Financing Activities

   Services contributed by officers and capitalized
      as developmental costs                                     $      17,000       $        -

   Common stock issued for oil and gas properties                      283,250                -

   Note payable issued for oil and gas properties                      143,000                -

   Common stock issued for services related to
    property acquisition                                                 5,000                -

   Common stock issued for an estimated receivable
    from shareholders                                                        -          134,000

   Settlement of estimated receivable from stockholders
    via stockholder payments of developmental costs                    121,274                -

   Elimination of remaining estimated receivable from
    stockholder against additional paid-in capital                     (12,726)               -

   Preferred stock issued for receivable from stockholder                5,733                -

   Accrual of preferred dividends                                       36,144                -

                   See the accompanying notes to financial statements.

                              ARENA RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Arena Resources, Inc. (the "Company") began operations as an unincorporated joint venture on March 3, 2000. Thereafter, the joint venture acquired an interest in oil and gas properties in Oklahoma. On August 31, 2000, the joint venture was incorporated under the laws of the State of Nevada. On that date, the assets of the joint venture, which consisted primarily of the property interests, net of the liabilities of the joint venture, were transferred to the corporation in exchange for the issuance of 2,600,000 shares of common stock.

The reorganization of the joint venture into the corporation was a transfer between enterprises under common control and the assets and liabilities transferred were recorded by the corporation at their historical cost to the joint venture. The accompanying statement of operations for the period from March 3, 2000 through December 31, 2000 has been prepared on a combined basis and includes the operations of the joint venture through August 31, 2000 and those of the corporation through December 31, 2000.

Nature of Operations - The Company owns interests in oil and gas properties located in Oklahoma and Texas. The Company is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Held to Maturity Investment - The Company is required to maintain a $50,000 certificate of deposit at a federally insured institution in order to do business in the state of Texas. The maturity date of the investment is July 2003.

Oil and Gas Properties - The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas properties are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion expense for the year ended December 31, 2001, was $43,818, based on depletion at the rate of $2.57 per barrel of oil and for the year ended December 31, 2000, was $263, based on depletion at the rate of $2.52 per barrel of oil.

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Basic and Diluted Income (Loss) Per Share -Basic income (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is calculated to give effect to potentially issuable common shares except during periods when those potentially issuable common shares would increase income or decrease loss per common share. The 857,573 shares of Class A preferred stock were excluded from the calculation of diluted income (loss) per common share during the year ended December 31, 2001 because they were anti-dilutive.

Concentration - During the year ended December 31, 2001 sales were to a customer represented 97% of total sales. At December 31, 2001, 85% of accounts receivable are due from this customer.

NOTE 2 - ACQUISITION OF OIL AND GAS PROPERTIES

Upon incorporation, certain property interests were transferred to the Company. These interests included a 40% working interest in certain gas properties in Oklahoma. In May 2001, the Company acquired an additional 30% working interest in the gas properties from a third party. The additional working interest was valued at $300,000 and was acquired by the issuance of 80,000 shares of common stock valued at $1.75 per share totaling $140,000, the assumption and payment of $50,000 in obligations of the seller and the issuance of two notes payable totaling $110,000. The $65,000 note was due in 90 days with the remaining balance of $45,000 due in 120 days. The notes bore no interest and imputed interest on the notes was not material due to their short term. The $50,000 liability transferred from the seller related to the seller's previous obligation with the operator of the properties and was paid in May 2001. During 2001, the Company paid $45,000 of principal on notes and issued 37,143 shares of common stock at $1.75 per share in settlement of the remaining $65,000 of principal of the note. The value of the stock was based on its market value at the date of the settlement and resulted in no gain or loss on the settlement of the note payable.

In October 2001, the Company acquired an additional 24% working interest and a 2.5% overriding royalty interest in gas properties in Oklahoma. The total purchase price was $266,250. The consideration provided by the Company consists of 81,857 shares of the Company's restricted common stock valued at $143,250 or $1.75 per share; $90,000 paid in cash; and a $33,000 note payable due on December 31, 2001, without interest. The value of the stock was based on its market value on the date issued. As of December 31, 2001 Arena had paid $15,000 towards the balance of the note leaving a remaining balance of $18,000 payable at December 31, 2001.

During the month of July 2001, the Company completed the acquisition of a 100% working interest (80% net revenue interest) in oil and gas properties located in Texas. Though the acquisition didn't close until July, the effective date of this agreement was June 1, 2001and Arena became responsible for operating costs for June production and was entitled to June production revenues. The working interest was valued at $750,000 and was purchased with a $750,000 cash payment. The funds were derived from the private placement offering of the Company's Class A preferred stock.

During the third quarter of 2001, the Company acquired new leasehold interests adjacent to the property in Oklahoma, constituting 141 acres, for $6,633.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class A preferred shares, with a par value of $0.001 per share.

From March 3, 2000 through August 31, 2000, the owners of the Company, while it was a joint venture, contributed $67,389 in cash to the joint venture and contributed a working interest in gas property. Upon its incorporation on August 31, 2000, the Company issued 2,600,000 shares of common stock in exchange for the capital contributions previously made to the joint venture and for the commitment by the two stockholders to pay the Company's 40% share of the costs to work over one well and drill and complete two wells on the Company's property. The estimated future development cost to the two stockholders of $134,000 was estimated by an independent engineer and was accounted for as an estimated receivable from the stockholders. As of December 31, 2001, the two stockholders had paid $121,274 related to drilling the two wells. As a result, $121,274 was reduced from the estimated receivable from stockholders and was capitalized as properties subject to amortization. Management determined that the work over of the third well was not economical and determined not to complete the work over. Thus the remaining balance of the estimated receivable of $12,726 was offset against additional paid-in capital.

The Company completed a public offering of 800,000 shares of common stock on February 14, 2001 for $200,000 in cash, net of $51,497 of offering costs.

From July through November 2001, the Company issued 857,573 shares of 10% Class A convertible preferred stock in a private placement offering at $1.75 per share. The Company received $1,371,888 in proceeds, net of cash offering costs of $123,132. The placement agents received a cash commission of 10% on shares they placed and warrants to purchase 59,200 shares of common stock at $1.75 per share for a period of three years. The fair value of the warrants was $103,600 and was accounted for as an additional offering cost. Through December 31, 2001, gross proceeds received consisted of $1,495,020 in cash and $5,733 in a subscription agreement receivable from a shareholder. The Class A preferred stock is convertible into common shares from the date of issuance at a one-for-one ratio. The Class A preferred shares will automatically be converted into common shares if the price of the common shares is equal to or greater than $4.00 for 20 consecutive days. After one year, the Class A preferred shares may be redeemed by the Company, subject to a 30-day notice, at $1.84 per share plus payment of any accrued dividends. The Class A preferred shares accrue dividends at the rate of $0.175 per share annually and are payable quarterly. The Class A preferred shares are non-voting and are entitled to priority over the common shares in the payment of dividends and in liquidation.

During the year ended December 31, 2001, the Company accrued $63,092 in Class A preferred stock dividends. Of this amount, $26,948 was paid during 2001 and the remaining $36,144 has been accrued as of December 31, 2001.

The Company has committed to include the common shares underlying the warrants issued to the placement agents in any registration statement filed with the U.S. Securities and Exchange Commission during the three-year period from the date the warrants were issued.

During the year ended December 31, 2001, two officers/stockholders contributed services to the Company with an estimated value of $25,000. Of this amount, $8,000 represents compensation expenses and $17,000 represents direct and incremental costs of acquiring gas properties and was capitalized as part of oil and gas properties.

During the year ended December 31, 2001, the Company issued a total of 5,500 shares of restricted common stock, valued at $11,000 based on a stock price of $2.00, as payment for services. The Company capitalized as part of oil and gas properties $5,000 and the remaining $6,000 was charged to expense.

NOTE 4 - RELATED PARTY TRANSACTIONS

Two stockholders loaned the Company $25,000 in 2000. The loan was short-term with no due date and no interest rate. The loan was repaid in March 2001.

A stockholder loaned the Company $20,000 in July 2001. The loan was short-term with no due date and no interest rate. The loan was repaid in July 2001.

In March 2001, the Company paid $30,000 to a company that is related to the Company through common management for the acquisition of an oil and gas lease. Shortly after the payment had been made to the related party, the transaction was negated and the oil and gas lease was not acquired. The advance was repaid to the Company in April 2001.

NOTE 5 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2001, the Company had net operating loss carry forwards for federal income tax reporting purposes of $108,641 which, if unused, will expire in 2021. Principal temporary differences relate to depletion and net operating loss carry forwards. The net deferred tax asset consists of the following at December 31, 2001 and 2000:

                                            2001     2000
                                          --------  --------
     Deferred tax asset - operating
      loss carryforwards                  $ 41,041  $ 17,443
     Deferred tax liability - depletion    (30,374)        -
     Valuation allowance                   (10,667)  (17,143)
                                          --------  --------
     Total Deferred Income Tax Assets     $      -  $      -
                                          ========  ========

The following is a reconciliation of the income tax computed using the federal statutory rate to the provision for income taxes:

                                             2001      2000
                                          --------  --------
     Tax at federal statutory rate (34%)  $  6,176  $(37,544)
     State benefit, net of federal tax         600    (3,644)
     Loss during joint venture phase
      allocable to partners in joint
      venture                                    -    23,745
     Change in valuation allowance          (6,776)   17,443
                                          --------  --------
       Provision for Income Taxes         $      -  $      -
                                          ========  ========
NOTE 6 - OPERATING LEASES

On October 1, 2000, the Company entered into a one-year operating lease agreement for office space. Under terms of the lease, the Company pays $506 per month through October 1, 2002. All payments through February 28, 2001, were made by a shareholder and are included in the services and the use of office space contributed by shareholders. The Company incurred lease expense of $5,658 for the year ended December 31, 2001. The future minimum lease payments under the operating lease agreement as of December 31, 2001 consist of $4,140 due during the year ending December 31, 2002.

On December 5, 2001, the Company entered into a lease agreement for gas compressor equipment. The rental rate on the agreement is $1,900 per month.
The agreement has a minimum term of 6 months, after which the lease will continue on a month to month basis until canceled by either party. Either party may terminate the agreement upon thirty (30) days written notice.

NOTE 7 - SUBSEQUENT EVENTS

As of February 28, 2002, the Company had made payments totaling $8,000 towards the outstanding notes payable. The remaining balance of the note is $10,000.

Subsequent to December 31, 2001, the Company issued an additional 60,000 shares of Arena Class A preferred stock. Gross proceeds from the issuance of these shares were $105,000.

                        ARENA RESOURCES, INC.
                SUPPLEMENTAL INFORMATION ON OIL AND GAS
                        PRODUCING ACTIVITIES
                             (UNAUDITED)


Capitalized Costs Relating to Oil and Gas Producing Activities

                                                December 31,
                                             -----------------------
                                                2001        2000
                                             ----------   ----------
  Proved oil and gas properties              $1,645,819   $   61,174
  Less accumulated depletion                    (44,081)        (263)
                                             ----------   ----------
     Net Capitalized Costs                   $1,601,738   $   60,911
                                             ==========   ==========

Costs Incurred in Oil and Gas Producing Activities for the Years Ended December 31, 2001 and 2000
                                                   December 31,
                                            ------------------------
                                                2001         2000
                                            -----------   ----------
  Acquisition of proved properties          $ 1,383,908   $   61,174
  Development costs                             201,120            -
                                            -----------   ----------
     Total Costs Incurred                   $ 1,585,028   $   61,174
                                            ===========   ==========

Results of Operations for Oil and Gas Producing Activities for the Years Ended December 31, 2001 and 2000

                                               2001          2000
                                            -----------   ----------
  Oil and Gas revenues                      $   296,936   $    2,424
  Production costs                             (106,927)        (263)
  Depletion                                     (43,818)        (263)
                                            -----------   ----------
    Results of Oil and Gas Producing
     Operations                             $   146,191   $    1,898
                                            ===========   ==========

Reserve Information - The following estimates of proved developed and proved undeveloped reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States of America.

Proved undeveloped reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying period-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

                                     For the Period Ended December 31,
                                           2001                2000
                                   --------------------  -------------------
                                    Oil (1)   Gas (1)    Oil (1)   Gas (1)
                                   --------  ----------  -------  ----------
Proved Developed and Undeveloped
  Reserves
  Beginning of period                     -     478,263        -           -
  Purchases of minerals in place    493,649   1,636,959        -     478,909
  Extensions and discoveries              -     843,512        -           -
  Production                        (16,211)     (5,590)       -           -
  Revisions of previous estimates    17,385       7,229        -        (646)
                                   --------  ----------  --------  ---------
  End of Year                       494,823   2,960,373         -    478,263
                                   ========  ==========  ========  =========
Proved Developed Reserves           142,371   1,038,564         -     60,034
                                   ========  ==========  ========  =========
___________________________
  (1) Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Future Net Cash Flows
 at December 31, 2001 and 2000
                                                 2001             2000
                                             -----------      -----------
  Future cash inflows                        $16,985,483      $ 1,984,790
  Future production and development costs     (5,914,164)        (457,684)
  Future income tax expenses                  (3,257,738)        (498,506)
                                             -----------      -----------
  Future Net Cash Flows                        7,813,581        1,028,600
  10% annual discount for estimated timing
   of cash flows                              (3,012,320)        (285,148)
                                             -----------      -----------
  Standardized Measure of Discounted
   Future Net Cash Flows                     $ 4,801,261      $   743,452
                                             ===========      ===========

The following are the principal sources of change in the standardized measure of discounted future net cash flows during the years ended December 31, 2001 and 2000:

                                                     2001             2000
                                                  -----------      -----------
  Purchase of minerals in place                   $ 9,656,702      $ 1,037,889
  Extensions and discoveries                          938,209                -
  Development costs expended                          201,120                -
  Sales of oil and gas produced,
   net of production costs                           (195,692)          (2,161)
  Accretion of discount                               699,440           88,113
  Net changes in prices and production costs       (5,568,751)          28,886
  Revision of estimated future development costs      (35,706)               -
  Revision of estimated recoverable reserves          171,863                -
  Change in estimated timing of cash flows                  -          (48,964)
  Net change in income taxes                       (1,809,376)        (360,311)
                                                  -----------      -----------
  Net Change During the Period                    $ 4,057,809      $   743,452
                                                  ===========      ===========


