Form 10QSB
period 2002-03-31
ARENA RESOURCES INC
filed 2002-05-10
CIK 1123871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANCE ACT OF 1934
FOR THE TRANSITION PERIOD From __________ to __________.

                        Commission File Number 000-32439

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

                       4920 South Lewis Street, Suite 107
                              Tulsa, Oklahoma 74105
                              ---------------------
                    (Address of principal executive officers)

                                 (918) 747-6060
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X  Yes           No

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

As of May 1, 2002, the registrant had outstanding 3,629,500 shares of common stock ($0.001 par value) and 1,076,859 shares of Class "A" convertible preferred stock.


                                      INDEX

                              Arena Resources, Inc.
                        For Quarter Ending March 31, 2002

Part I.  Financial Information
                                                                    Page
                                                                    ----
               Item 1.   Financial Statements (Unaudited)            3

               Condensed Balance Sheets as of March 31, 2002 and
               December 31, 2001 (Unaudited)                          4

               Condensed Statements of Operations for the Three
               Months Ended March 31, 2002 and 2001 (Unaudited)       5

               Condensed Statements of Cash Flows for the Three
               Months Ended March 31, 2002 and 2001 (Unaudited)       6

               Notes to Condensed Financial Statements (Unaudited)    7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and  Results of Operations                   10

Part II.  Other Information

     Item 1.   Legal Proceedings                                      13

     Item 4.   Submission of Matters to a Vote of Security Holders    13

     Item 5.   Other Information                                      13

Signatures                                                            14


                         Part I - Financial Information

Item I.  Financial Statements:

The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.



                              ARENA RESOURCES, INC.
                            CONDENSED BALANCE SHEETS
                                 (UNAUDITED)

                                                     March 31,   December 31,
                                                       2002         2001
                                                    ----------    ----------
                                ASSETS

Current Assets
 Cash                                               $  530,660     $  444,564
 Account receivable                                     58,555         33,733
 Prepaid expenses                                          906            906
                                                    ----------     ----------
 Total Current Assets                                  590,121        479,203
                                                    ----------     ----------
Held-to-Maturity Investment                             50,000         50,000
                                                    ----------     ----------
Property and Equipment, Using Full Cost Accounting
 Office equipment                                        7,378          7,078
 Oil and gas properties subject to amortization      1,665,534      1,645,819
 Less:  Accumulated depreciation and amortization      (67,059)       (44,411)
                                                    ----------     ----------

 Net Property and Equipment                          1,605,853      1,608,486
                                                    ----------     ----------

Total Assets                                        $2,245,974     $2,137,689
                                                    ==========     ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                   $   36,995     $   40,576
 Accrued liabilities                                     2,100          5,015
 Drilling advances                                      47,611              -
 Note payable                                           10,000         18,000
 Accrued preferred dividends                            39,706         36,144
                                                    ----------     ----------

 Total Current Liabilities                             136,412         99,735

Stockholders' Equity
 Preferred stock - par value $0.001 per
   share; 10,000,000 shares authorized;
   917,573 shares and 857,573 issued and
   outstanding, respectively; liquidation
   preference of $1,645,459                          1,361,508      1,274,021
 Common stock - par value $0.001 per share;
   100,000,000 shares authorized; 3,604,500
   shares issues and outstanding, respectively           3,605          3,605
 Additional paid-in capital                            925,160        921,411
 Receivable from preferred stockholder                  (5,733)        (5,733)
 Accumulated deficit                                  (174,978)      (155,350)
                                                    ----------     ----------

 Total Stockholders' Equity                          2,109,562      2,037,954
                                                    ----------     ----------

Total Liabilities and Stockholders' Equity          $2,245,974     $2,137,689
                                                    ==========     ==========


       See accompanying notes to unaudited condensed financial statements.

                              ARENA RESOURCES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For the Three  For the Three
                                                  Months Ended   Months Ended
                                                    March 31,      March 31,
                                                       2002           2001
                                                    ----------     ----------

Oil and Gas Revenues                                $  136,103     $        -
                                                    ----------     ----------

Costs and Operating Expenses
   Oil and gas production costs                         46,556              -
   Depreciation and depletion expense                   22,648              -
   General and administrative expense                   46,821         46,200
                                                    ----------     ----------

Total Costs and Operating Expenses                     116,025         46,200
                                                    ----------     ----------

Net Income (Loss)                                       20,078        (46,200)
                                                    ----------     ----------

Preferred Stock Dividends                               39,706              -
                                                    ----------     ----------

Loss Applicable to Common Shares                     $ (19,628)    $  (46,200)
                                                     =========     ==========
Basic and Diluted Loss Per Common Share              $   (0.01)    $    (0.02)
                                                     =========     ==========
Weighted Average Number of Common Shares
 Used in Per Share Calculation                       3,604,500      3,000,000
                                                     =========     ==========



       See accompanying notes to unaudited condensed financial statements.

                        ARENA RESOURCES, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)


                                                    For the Three For the Three
                                                     Months Ended  Months Ended
                                                        March 31,   March 31,
                                                          2002        2001
                                                       ----------   ----------
Cash Flows From Operating Activities
   Net income (loss)                                   $   20,078   $  (46,200)
   Adjustments to reconcile net income
    (loss) to net cash
     provided by operating activities:
       Services and use of office space
        contributed by officers                                 -       30,000
       Depreciation and depletion                          22,648            -
       Changes in assets and liabilities:
         Accounts receivable                              (24,822)           -
         Accounts payable and accrued liabilities          (6,496)
                                                       ----------   ----------

   Net Cash Provided by (Used in) Operating Activities     11,408      (16,200)
                                                       ----------   ----------

Cash Flows from Investing Activities
   Purchase of and deposits on oil and gas properties     (19,715)           -
   Purchase of office equipment                              (300)           -
   Drilling advances received                              47,611            -
   Advance to unrelated party                                   -      (30,000)
                                                       ----------   ----------

   Net Cash Used in Investing Activities                   27,596      (30,000)
                                                       ----------   ----------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock,
    net of offering costs                                       -      140,222
   Proceeds from issuance of preferred stock,
    net of offering cos                                    91,236            -
   Payment of loan from stockholders                            -      (25,000)
   Payment on note payable                                 (8,000)           -
   Payment of dividends to preferred stockholders         (36,144)           -
                                                       ----------   ----------

   Net Cash Provided by Financing Activities               47,092      115,222
                                                       ----------   ----------

Net Increase in Cash                                       86,096       69,022

Cash at Beginning of Period                               444,564       18,329
                                                       ----------   ----------

Cash at End of Period                                  $  530,660   $   87,351
                                                       ==========   ==========


Non Cash Investing and Financing Activities

   Accrual of preferred stock dividends                $   39,706   $        -

   Value of warrants included as offering costs             3,749            -





       See accompanying notes to unaudited condensed financial statements.

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in connection with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2001. The financial position and results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

Nature of Operations - The Company owns interests in oil and gas properties located in Oklahoma, Texas and Kansas. The Company is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Amortization expense for the three months ended March 31, 2002, was $22,313 based on depletion at the rate of $2.65 per barrel of oil equivalents. The Company had no production during the three months ended March 31, 2001.

In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.


Consideration received from sales or transfers of oil and gas property are accounted for as a reduction of capitalized costs. Revenue is not recognized in connection with contractual services performed in connection with properties in which the Company holds an ownership interest.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution which could occur if all contracts to issue common stock were converted into common stock. There were 917,573 shares of convertible preferred stock outstanding at March 31, 2002, which were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

Concentration of Credit Risk and Major Customer - During the three months  ended
March  31, 2002, sales to a customer represented 81% of total sales.   At  March
31, 2002, 73% of accounts receivable are due from this customer.

New Accounting Standards - In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long- lived assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier adoption permitted. Management is currently evaluating the impact, if any, this statement will have on the Company.

NOTE 2 - ACQUISITION OF OIL AND GAS PROPERTIES

On March 12, 2002, the Company entered into a farm-out agreement with Bird Creek Resources, Inc. on acreage in Haskell and Gray Counties, Kansas. The agreement is for an assignment of a 100% working interest, 80% net revenue interest, to Arena Resources, Inc. on any wells the Company drills on the acreage, until all costs of drilling, equipping, completing and operating are recovered ("payout"). After payout, the Company's working interest in the well will decrease to 75%.

On March 20, 2002, the Company entered into an operating agreement with Petro Consultants, Inc. creating a joint venture between the two companies on a well in Haskell County, Kansas, on the above mentioned acreage. The agreement provides for Petro to receive a 27% turnkey working interest in the well in exchange for their payment of $88,200 to the Company. The Company retains a 73% working interest, 58% net revenue interest, in the well until payout. After the above mentioned payout, the Company will retain a 48% working interest, 38% net revenue interest.

During the first quarter 2002 the Company received drilling advances of $54,022 from Petro Consultants, Inc. Of this amount, $6,411 was accounted for as a reduction of oil and gas properties subject to amortization. The remaining advances of $47,611 will be similarly applied as drilling costs are incurred.


NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class "A" convertible preferred shares, with a par value of $0.001 per share.


During the first quarter 2002, the Company issued an additional 60,000 shares of Class "A' convertible preferred stock through the on-going private placement offering that is anticipated to end during the second quarter 2002. Gross proceeds from the private placement during the quarter were $105,000, less cash offering costs and warrants issued to the placement agents totaling $17,513. The placement agents received a cash commission of 10% on shares they placed and warrants to purchase 2,142 shares of common stock at $1.75 per share for a period of three years. The fair value of the warrants was $3,749 and was accounted for as an additional offering cost. The preferred shares are convertible into common shares from the date of issuance at a one-for-one ratio. The preferred shares will automatically be converted into common shares if the price of the common shares is equal to or greater than $4.00 for 20 consecutive days. After one year, the preferred shares may be redeemed by the Company, subject to a 30-day notice, at $1.84 per share plus payment of any accrued dividends. The preferred shares accrue dividends at a rate of $0.175 per share annually and are payable quarterly. The Class "A" convertible preferred shares are non-voting and are entitled to priority over the common shares in the payment of dividends and in liquidation.

The Company paid $36,144 in preferred dividends from the fourth quarter 2001 and accrued $39,706 of preferred dividends for first quarter 2002.

NOTE 4 - SUBSEQUENT EVENTS

On May 1, 2002, the Company entered into an agreement to purchase a 100% working interest, 81.75% net revenue interest, in the Dodson mineral lease located in Montague County, Texas. Total consideration provided by the Company was a cash payment of $200,000. The Company also issued 25,000 shares of the Company's restricted common stock valued at $2.00 per share, or $50,000, as a fee relating to this acquisition.

Subsequent to March 31, 2002, the Company issued an additional 159,286 shares of its Class "A" convertible preferred stock, for gross proceeds of $278,751.

On April 2, 2002, the Company successfully drilled the Koehn #1 well in Haskell County, Kansas. The well was completed as a gas well on May 2, 2002. It is anticipated, though not warranted, that this well will be placed on line during the second quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second quarter, 2001, the Company began a Private Placement of the Company's convertible preferred Class "A" shares, convertible to common on a one -to-one ratio. The Private Placement is not yet closed so the total amount to be raised and the employment of those proceeds are not yet subject to reporting. However, the Private Placement has exceeded the minimum offering requirement of $525,000 and will close during the second quarter, 2002. The preferred shares have been sold at $1.75 per share with a minimum offering of 300,000 shares ($525,000) and a maximum of 2,000,000 shares ($3,500,000). The preferred shares will automatically convert to common shares if the price of the common shares equals or exceeds $4.00 per share for 20 consecutive days. Otherwise the conversion right is at the election of the holder. After one year from the date issued the preferred shares may be redeemed at 105% of their issue price plus payment of any accrued interest, subject to a 30-day notice provision. The preferred shares pay dividends at a rate of $0.175 per share annually, paid quarterly.

As shown in the financial statements for the three months ended March 31, 2002 and 2001, the Company earned $136,103 in revenue compared to zero revenue for the same period in 2001, while the Company was still in the developmental stages. Net income for the three months ended March 31, 2002 was $20,078, before Class "A" preferred stock dividends compared to a net loss of $46,200 for the same period in 2001. The Company also had positive net cash flows from operations of $11,408, compared to a negative net cash flow from operations of $16,200 for the same period in 2001. However, after including the Class "A" preferred stock dividends, the Company incurred a loss of $19,628 for the period ended March 31, 2002 and has a cumulative retained earnings deficit of $174,978.

Operating expenses for the three months ended March 31, 2002 were $46,556, compared to zero for the same period in 2001, as the Company was still in the developmental stages and owned no producing properties at that time. Depreciation and depletion for the three months ended March 31, 2002 was
$22,648, compared to zero for the same period in 2001. General and administrative expenses for the three months ended March 31, 2002 were $46,821, consisting primarily of payroll salaries and taxes, compared to $46,200, consisting primarily of the fair value of services and office space contributed by officers, for the same period in 2001.

Aggregating the Casey #1 and the Y-6 leases, the Company has estimated reserves as of March 31, 2002 as follows (these reserve estimates were based on information from December 31, 2001 and do not include any determination of reserves for any subsequent acquisitions, i.e. the Dodson field in Montague County, Texas):

                                                            Estimated Net Cash
                                                              Flow at Current
                                                             Prices Discounted
                                      Crude Oil  Natural Gas    at 10% to
                                      (Barrels)     (MCF)      Present Value
                                      ---------  -----------  ---------------
Oklahoma Proved Developed Reserves            -   1,005,169     $ 1,169,815
Texas Proved Developed Reserves         142,371      33,395         841,777
Oklahoma Proved Undeveloped Reserves          -   1,855,548       1,900,718
Texas Proved Undeveloped Reserves       352,452      66,261       3,460,748
                                       --------   ---------     -----------
Total Proved Reserves                   494,823   2,960,373     $ 7,373,058
                                       ========   =========     ===========


Proven undeveloped Reserves will only be recognized through drilling, reworking existing and/or secondary recovery methods. No assurance is given that any such development will take place. Natural gas volumes are expressed at standard conditions of temperature and pressure applicable in the area where the reserves are located.

Revenues to Date

Arena reports its net oil and gas revenues to date and by quarter as applicable to the following geographic sectors:

 OIL
                                       Production Volume      Net Revenue
     Texas Lease                           7,090 BBLS          $ 110,403


 GAS
                                       Production Volume      Net Revenue
     Texas Lease                           1,481  MCF          $  1,813
     Oklahoma Lease                       16,306  MCF          $ 23,887

Arena is also looking at various other oil and gas opportunities, as generally outlined in its earlier IPO and periodic reports, in Oklahoma and other geographic areas, but has entered no definitive or binding agreements, except as reported above.

SIGNIFICANT SUBSEQUENT EVENTS OCCURRING AFTER MARCH 31, 2002:

On May 1, 2002, the Company entered into an agreement to purchase a 100% working interest, 81.75% net revenue interest, in the Dodson mineral lease located in Montague County, Texas. Total consideration provided by the Company was a cash payment of $200,000. The company also issued 25,000 shares of the Company's restricted common stock valued at $2.50 per share, or $62,500, as a fee relating to this acquisition.

Subsequent to March 31, 2002, the Company issued an additional 159,286 shares of its Class "A" convertible preferred stock, for gross proceeds of $278,751 as part of the on-going Private Placement described above.

On April 2, 2002, the Company successfully drilled the Koehn #1 well in Haskell County, Kansas. The well was completed as a gas well on May 2, 2002. It is anticipated, though not warranted, that this well will be placed on line during the second quarter.

Capital Resources and Liquidity

As noted in the attached and incorporated financial statements, as of March 31, 2002, the Company has raised approximately $1,605,753, net offering costs of $136,896, from the sale of its Class "A" convertible preferred stock through the on-going Private Placement Offering.

Arena is currently receiving revenues from the Y6 lease and the Casey lease. No present realistic pro forma estimate of revenues or anticipated profits from the operation of these wells can be made at this time. Arena also will attempt to acquire additional proven producing or proven nonproducing oil and gas properties over the next quarter, though it is undeterminable when revenues will be realized from such acquisition, if acquired.

Disclosures About Market Risks

Like other natural resource producers, Arena faces certain unique market risks. The two most salient risk factors are the volatile prices of oil and gas and certain environmental concerns and obligations.


Oil and Gas Prices

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

Environmental

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

In Oklahoma, Texas and Kansas specific oil and gas regulations exist related to the drilling, completion and operations of wells, as well as disposal of waste oil. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the Oklahoma Corporation Commission, Oil and Gas Division, the Texas Railroad Commission, Oil and Gas Division or the Kansas Corporation Commission, Oil and Gas Division.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the present quarter there has been no matter submitted to security holders for a vote. Arena presently anticipates holding its first annual shareholders meeting in approximately the Fall of 2002 for the election of directors and the other routine matters, but has not presently set a definitive date for such meeting. Shareholders will be independently advised of any such formal annual meeting date.

Item 5.  Other Information

Arena has established a limited trading market on the NASD Electronic Bulletin Board since approximately March 28, 2001. The shares have traded in the range of $2.40 to $2.65 during the first quarter, 2002 under the trading symbol, ARRI.

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


                                         REGISTRANT:  ARENA RESOURCES, INC.



Dated: May 8, 2002            By:  /s/ Lloyd Tim Rochford
                                 ---------------------------
                              Lloyd Tim Rochford
                              President, Chief Executive Officer


Dated: May 8, 2002            By:  /s/ Stanley McCabe
                                 ---------------------------
                              Stanley McCabe
                              Treasurer, Secretary

Dated: May 8, 2002            By:  /s/ William R. Broaddrick
                                 ----------------------------
                              William R. Broaddrick
                              Vice President, Chief Financial Officer



