Form 10QSB
period 2002-06-30
ARENA RESOURCES INC
filed 2002-08-07
CIK 1123871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended June 30, 2002

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

                                 (918) 747-6060
                                 --------------
                           (Issuer's telephone number)

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

As of July 31, 2002, the Company had outstanding 5,610,859 shares of common stock ($0.001 par value) and no shares of Class "A" convertible preferred stock ($0.001 par value).



                                      INDEX

                              Arena Resources, Inc.
                       For the Quarter Ended June 30, 2002

Part I.  Financial Information
                                                                        Page

   Item 1.  Financial Statements (Unaudited)                              3

      Condensed Balance Sheets as of June 30, 2002 and
        December 31, 2001 (Unaudited)                                     4

      Condensed Statements of Operations for the Three and Six Months
        Ended June 30, 2002 and 2001(Unaudited)                           5

      Condensed Statements of Cash Flows for the Six Months
        Ended June 30, 2002 and 2001 (Unaudited)                          6

      Notes to Condensed Financial Statements (Unaudited)                 7

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         11

Part II.  Other Information

   Item 1. Legal Proceedings                                             15

   Item 4. Submission of Matters to a Vote of Security Holders           15

   Item 5. Other Information                                             15

   Item 6. Exhibits and Reports on Form 8-K                              15

Signatures                                                               16


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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.


                        ARENA RESOURCES, INC.
                      CONDENSED BALANCE SHEETS
                             (UNAUDITED)

                                                       June 30,   December 31,
                                                         2002         2001
                                                      ----------   ----------
ASSETS

Current Assets
 Cash                                                 $  601,627   $  444,564
 Account receivable                                       66,702       33,733
 Subscription receivable - preferred shareholders        401,618          -
 Prepaid expenses                                          1,128          906
                                                      ----------   ----------
   Total Current Assets                                1,071,075      479,203
                                                      ----------   ----------

Held-to-Maturity Investment                               75,000       50,000
                                                      ----------   ----------
Property and Equipment, Using Full Cost Accounting
 Office equipment                                          9,286        7,078
 Oil and gas properties subject to amortization        2,896,033    1,645,819
 Less:  Accumulated depreciation and amortization        (85,703)     (44,411)
                                                      ----------   ----------
 Net Property and Equipment                            2,819,616    1,608,486
                                                      ----------   ----------

Total Assets                                          $3,965,691   $2,137,689
                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                     $   38,135   $   40,576
 Accrued liabilities                                      81,333        5,015
 Note payable                                                -         18,000
 Accrued preferred dividends                              57,049       36,144
                                                      ----------   ----------
  Total Current Liabilities                              176,517       99,735
                                                      ----------   ----------
Stockholders' Equity
 Preferred stock - par value $0.001 per share;
  10,000,000 shares authorized; 1,886,359 shares
  and 857,573 issued and outstanding, respectively;
  liquidation preference of $3,358,177                 2,603,006    1,274,021
 Common stock - par value $0.001 per share;
  100,000,000 shares authorized; 3,699,500 and
  3,604,500 shares issued and outstanding,
  respectively                                             3,700        3,605
 Additional paid-in capital                            1,545,607      921,411
 Receivable from preferred stockholder                   (52,500)      (5,733)
 Accumulated deficit                                    (310,639)    (155,350)
                                                      ----------   ----------
 Total Stockholders' Equity                            3,789,174    2,037,954
                                                      ----------   ----------

Total Liabilities and Stockholders' Equity            $3,965,691   $2,137,689
                                                      ==========   ==========


     See accompanying notes to unaudited condensed financial statements.

                             ARENA RESOURCES, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                             For the Three Month    For the Six Month
                                                Ended June 30,        Ended June 30,
                                            ---------------------  --------------------
                                               2002       2001       2002       2001
                                            ----------  ---------  ---------  ---------
Oil and Gas Revenues                        $  159,435  $     -    $ 295,538  $     -
                                            ----------  ---------  ---------  --------
Costs and Operating Expenses
   Oil and gas production costs                 49,516        -       96,072        -
   Depreciation and depletion expense           18,644        -       41,292        -
   General and administrative expense           55,485      6,137    102,306    22,337
   Services contributed by majority
     shareholder - noncash expense                 -        3,000        -        6,000
                                            ----------  ---------  ---------  --------
Total Costs and Operating Expenses             123,645      9,137    239,670     28,337
                                            ----------  ---------  ---------  --------

Net Income (Loss)                               35,790     (9,137)    55,868    (28,337)
                                            ----------  ---------  ---------  --------

Preferred Stock Dividends                      171,451        -      211,157        -
                                            ----------  ---------  ---------  --------

Loss Applicable to Common Shares            $ (135,661) $  (9,137) $(155,289) $ (28,337)
                                            ==========  =========  =========  =========

Basic and Diluted Loss Per Common Share     $    (0.04) $   (0.00) $   (0.04) $   (0.01)
                                            ==========  =========  =========  =========

Weighted-Average Basic and Diluted
  Common Shares Outstanding                  3,653,896  3,434,286  3,629,334  3,218,343
                                            ==========  =========  =========  =========

     See accompanying notes to unaudited condensed financial statements.

                                ARENA RESOURCES, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                      For the Six Months Ended
                                                              June 30,
                                                       ----------------------
                                                          2002        2001
                                                       ----------   ---------
Cash Flows From Operating Activities
   Net income (loss)                                   $   55,868   $ (28,337)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
       Services and use of office space contributed
         by officers                                          -         6,000
       Depreciation and depletion                          41,292         -
       Changes in assets and liabilities:
           Accounts receivable                            (32,969)        -
           Prepaid expenses                                  (222)        -
           Accounts payable and accrued liabilities        73,878         -
                                                       ----------   ---------
   Net Cash Provided by (Used in) Operating Activities    137,847     (22,337)
                                                       ----------   ---------

Cash Flows from Investing Activities
   Purchase of oil and gas properties                    (995,214)    (90,793)
   Purchase of office equipment                            (2,208)        -
   Increase in long-term deposits                         (25,000)        -
   Advance to unrelated party                                 -       (30,000)
   Collection of advance to unrelated party                   -        30,000
                                                       ----------   ---------
   Net Cash Used in Investing Activities               (1,022,422)    (90,793)
                                                       ----------   ---------

Cash Flows From Financing Activities
   Proceeds from issuance of common stock, net
     of offering costs                                        -       154,470
   Proceeds from issuance of preferred stock,
     net of offering costs                              1,135,488         -
   Payment of loan from stockholders                          -       (25,000)
   Payment on note payable                                (18,000)        -
   Payment of dividends to preferred stockholders         (75,850)        -
                                                       ----------   ---------
   Net Cash Provided by Financing Activities            1,041,638     129,470
                                                       ----------   ---------


Net Increase in Cash                                      157,063      16,340

Cash at Beginning of Period                               444,564      18,329
                                                       ----------   ---------
Cash at End of Period                                  $  601,627   $  34,669
                                                       ==========   =========

Supplemental Schedule of NonCash Investing and
 Financing Activities
   Accrual of preferred stock dividends                $   57,049   $     -
   Beneficial conversion feature on convertible
     preferred stock                                      114,402         -
   Value of warrants included as offering costs           254,889         -
   Preferred stock issued for receivable from
     stockholders                                         448,385         -
   Common stock issued for oil and gas properties         255,000         -



     See accompanying notes to unaudited condensed financial statements.

                                ARENA RESOURCES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation, consisting of normal recurring adjustments, except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2001. The financial position and results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

Long-Term Deposits - The Company has complied with a requirement to maintain a $50,000 certificate of deposit at a federally insured institution in order to do business in the state of Texas. The maturity date of the investment is July 2003. The Company has also complied with a requirement to maintain a $25,000 certificate of deposit at a federally insured institution in order to do business in the state of Oklahoma. The maturity date of the investment is August 2004.

Oil and Gas Properties - The Company uses the full cost method of accounting for oil and gas properties. Under this method, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs. Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Amortization expense for the six months ended June 30, 2002, was $40,616 based on depletion at the rate of $2.69 per barrel of oil equivalents. The Company had no production during the six months ended June 30, 2001.


In addition, capitalized costs are subject to a ceiling test which limits such costs to the estimated present value of future net revenues from proved reserves, discounted at a 10-percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Consideration received from sales or transfers of oil and gas property are accounted for as a reduction of capitalized costs. Revenue is not recognized in connection with contractual services performed in connection with properties in which the Company holds an ownership interest.

Loss Per Common Share - Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock. There were 1,886,359 shares of convertible preferred stock outstanding at June 30, 2002, which were excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive.

Concentration of Credit Risk and Major Customer - The Company currently has cash in excess of federally insured limits at June 30, 2002. During the three months ended June 30, 2002, sales to one customer represented 75% of total sales and sales to another customer represented 19% of total sales. At June 30, 2002, these two customers made up 62% and 12% of accounts receivable, respectively, while a third customer made up 10% of accounts receivable.

New Accounting Standards - In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No.143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The asset retirement obligations will be capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of long-lived assets. SFAS No. 143 is effective for years beginning after June 15, 2002, with earlier adoption permitted. Management is currently evaluating the impact, if any, this statement will have on the Company.

NOTE 2 - ACQUISITION OF OIL AND GAS PROPERTIES

Koehn Acquisition - On March 12, 2002, the Company entered into a farm-out agreement with Bird Creek Resources, Inc. on acreage in Haskell and Gray Counties, Kansas. The agreement is for an assignment of a 100% working interest, 80% net revenue interest, to Arena Resources, Inc. on any wells the Company drills on the acreage, until all costs of drilling, equipping, completing and operating are recovered ("payout"). After payout, the Company's working interest in those wells will decrease to 75%.

On March 20, 2002, the Company entered into an operating agreement with Petro Consultants, Inc. creating a joint venture between the two companies on a well in Haskell County, Kansas, on the above-mentioned acreage. The agreement provides for Petro to receive a 27% turnkey working interest in the well in exchange  for  their  payment of $88,200 in drilling advances  to  the  Company.
During the six months ended June 30, 2002 the Company received the drilling advances and accounted for them as a reduction of oil and gas properties subject to amortization as drilling costs were incurred. The Company retained a 73% working interest, 58% net revenue interest, in the well until payout. After the above- mentioned payout, the Company will retain a 48% working interest, 38% net revenue interest.


On May 20, 2002, the Company entered into an agreement to repurchase the 27% working interest in the Koehn #1 Well in Haskell County, Kansas and issued 70,000 shares of common stock, valued at $2.75 per share, or $192,500. The Company now holds a 100% working interest, 80% net revenue interest, in the well until payout and will own a 75% working interest, 60% net revenue interest after payout.

Dodson Acquisition - On April 26, 2002, the Company entered into an agreement to purchase a 100% working interest, 81.25% net revenue interest, in the Dodson mineral lease located in Montague County, Texas. Total consideration provided by the Company was a cash payment of $200,000. The Company also issued 25,000 shares of the Company's restricted common stock valued at $2.50 per share, or $62,500, as a finder's fee relating to this acquisition.

Ona Morrow Acquisition - On June 18, 2002, the Company entered into an agreement to purchase a 89.956% working interest, 73.2349% net revenue interest, in the Ona Morrow Sand Unit mineral lease located in Texas County, Oklahoma. Total consideration provided by the Company was a cash payment of $735,000.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class "A" convertible preferred shares, with a par value of $0.001 per share.

During the six months ended June 30, 2002, the Company issued an additional 1,028,786 shares of Class "A" convertible preferred stock at $1.75 per share through its ongoing private placement offering and realized gross proceeds during that period of $1,800,376 before cash offering costs of $216,803. Offering costs included a 10% cash commission paid to the placement agents on shares they placed. For the six months ended June 30, 2002, gross proceeds consisted of $1,346,258 in cash and $454,118 in subscriptions receivable from the preferred shareholders. Subsequent to June 30, 2002, the Company received $401,618 of the subscriptions, therefore that portion of the subscriptions receivable were classified as a current asset at June 30, 2002. During the six months ended June 30, 2002, the Company also collected $5,733 of subscriptions receivable that were outstanding at December 31, 2001. The private placement offering was closed on June 30, 2002.

During the six months ended June 30, 2002, the Company issued the placement agents warrants to purchase 236,786 shares of common stock at $1.75 per share for a period of three years. The Company valued the warrants issued to the placement agents at $254,889 and accounted for the warrants as an additional offering cost. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk free interest rate of 3.4%, expected dividend yield of 0%, volatility of 47%, and expected life of 3 years.

The preferred shares are convertible into common shares from the date of issuance on a one-for-one basis. The preferred shares will automatically be converted into common shares if the price of the common shares is equal to or greater than $4.00 per share for 20 consecutive days. After one year, the preferred shares may be redeemed by the Company, subject to a 30-day notice, at $1.84 per share plus payment of any accrued dividends. The Class "A" preferred stock accrues dividends at a rate of $0.175 per share annually and are payable quarterly. The Class "A" convertible preferred shares are non-voting and are entitled to priority over the common shares in the payment of dividends and in liquidation.


The Company paid $39,706 in preferred dividends from the first quarter 2002 and accrued $57,049 of preferred dividends for second quarter 2002.

The Company has determined that the Class "A" preferred shareholders received a beneficial conversion option at the dates the preferred stock was issued. This beneficial conversion option was valued at $114,402 on the difference between the effective conversion price and the market value of the Company's common stock. Since the preferred shares were immediately convertible into common stock, the Company recognized the beneficial conversion option as preferred stock dividends on the dates the preferred stock was issued, and resulted in the Company recognizing preferred dividends of $114,402 during the six months ended June 30, 2002.

NOTE 4 - SUBSEQUENT EVENTS

On July 16, 2002, the Company entered into an agreement to purchase a 100% working interest, 85.41% net revenue interest, in the Eva South Morrow Sand Unit located in Texas County, Oklahoma. Total consideration provided by the Company was a cash payment of $827,500. The Company also issued 25,000 shares of the Company's restricted common stock valued at $4.00 per share, or $100,000, as a finder's fee relating to this acquisition.

On July 1, 2002, the Board of Directors authorized the Company to borrow up to $500,000 from its officers. On July 26, 2002, the Company borrowed $400,000 from two of its officers. The related notes payable bear an interest rate of 10% per annum and are payable in monthly payments commencing from the date of the notes. Interest and principal are due December 31, 2002.

Under the provisions of the Class "A" preferred stock, the preferred shares outstanding automatically convert into shares of common stock when the common shares trade at or above $4.00 per share for twenty consecutive trading days. On July 30, 2002, the Company's common stock had traded at or above $4.00 per share for twenty consecutive trading days. Accordingly, the 1,886,359 shares of Class "A" preferred stock were converted into 1,886,359 shares of common stock on July 30, 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second quarter, 2001, the Company began a Private Placement of the Company's convertible preferred Class "A" shares, convertible to common on a one -to-one ratio. The Private Placement was completed on June 30, 2002. Total shares issued was 1,886,359 with gross receipts totaling $3,301,128, less cash offering costs totaling $339,633. The preferred shares have been sold at $1.75 per share with a minimum offering of 300,000 shares ($525,000) and a maximum of 2,000,000 shares ($3,500,000). The preferred shares will automatically convert to common shares if the price of the common shares equals or exceeds $4.00 per share for 20 consecutive days. Otherwise the conversion right is at the election of the holder. After one year from the date issued the preferred shares may be redeemed at 105% of their issue price plus payment of any accrued interest, subject to a 30-day notice provision. The preferred shares pay dividends at a rate of $0.175 per share annually, paid quarterly.

As shown in the financial statements for the three months ended June 30, 2002 and 2001, the Company realized $159,435 in revenue compared to zero revenue for the same period in 2001, while the Company was still in the developmental stages. Net income for the three months ended June 30, 2002 was $35,790, before preferred stock dividends compared to a net loss of $9,137 for the same period in 2001. However, after including the preferred stock dividends, the Company incurred a loss of $135,661 for the three months ended June 30, 2002 and has a cumulative retained earnings deficit of $310,639.

Operating expenses for the three months ended June 30, 2002 were $49,516, compared to zero for the same period in 2001, as the Company was still in the developmental stages and owned no producing properties at that time. Depreciation and depletion for the three months ended June 30, 2002 was $18,644, compared to zero for the same period in 2001. General and administrative expenses for the three months ended June 30, 2002 were $55,485, consisting primarily of payroll salaries and taxes, compared to $6,137 for the same period in 2001, consisting primarily of the fair value of services and office space contributed by officers, for the same period in 2001.

For the six months ended June 30, 2002 and 2001, the Company realized $295,538 in revenue compared to zero revenue for the same period in 2001, while the Company was still in the developmental stages. Net income for the six months ended June 30, 2002 was $55,868, before preferred stock dividends compared to a net loss of $28,337 for the same period in 2001. The Company also had positive net cash flows from operations of $137,847, compared to a negative net cash flow from operations of $22,337 for the same period in 2001. However, after including the preferred stock dividends, the Company incurred a loss of $155,289 for the six months ended June 30, 2002 and has a cumulative retained earnings deficit of $310,639.

Operating expenses for the six months ended June 30, 2002 were $96,072, compared to zero for the same period in 2001, as the Company was still in the developmental stages and owned no producing properties at that time. Depreciation and depletion for the six months ended June 30, 2002 was $41,292, compared to zero for the same period in 2001. General and administrative expenses for the six months ended June 30, 2002 were $102,306, consisting primarily of payroll salaries and taxes, compared to $22,337 for the same period in 2001, consisting primarily of the fair value of services and office space contributed by officers, for the same period in 2001.

Aggregating the Casey #1, Y-6 and Dodson leases, the Company has estimated reserves as of June 30, 2002 as follows (the Casey and Y-6 reserve estimates were based on information from December 31, 2001, the Dodson reserve estimates were based on information from April 1, 2002):


                                                                 Estimated Net
                                                                  Cash Flow at
                                                                 Current Prices
                                                                   Discounted
                                           Crude Oil  Natural Gas   at 10% to
                                           (Barrels)     (MCF)    Present Value

Oklahoma Proved Developed Reserves               -     1,005,169  $  1,169,815
Texas Proved Developed Reserves              142,371      33,395       841,777
Oklahoma Proved Undeveloped Reserves             -     1,855,548     1,900,718
Texas Proved Undeveloped Reserves          1,527,331     138,561    14,514,685
                                          ----------  ----------  ------------
Total Proved Reserves                      1,669,702   3,032,673  $ 18,426,995
                                          ==========  ==========  ============

Proven undeveloped Reserves will only be recognized through drilling, reworking existing and/or secondary recovery methods. No assurance is given that any such development will take place. Natural gas volumes are expressed at standard conditions of temperature and pressure applicable in the area where the reserves are located.

Revenues to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

                                     Production Volume     Net Revenue
      Texas Leases                      11,178 BBLS         $ 243,258

GAS

                                     Production Volume     Net Revenue
      Texas Leases                       2,777  MCF         $   4,406
      Oklahoma Lease                    20,775  MCF         $  47,274

Arena is also looking at various other oil and gas opportunities, as generally outlined in its earlier IPO and periodic reports, in Oklahoma and other geographic areas, but has entered no definitive or binding agreements, except as otherwise reported in this filing.

SIGNIFICANT SUBSEQUENT EVENTS OCCURRING AFTER JUNE 30, 2002:

On July 16, 2002, the Company entered into an agreement to purchase a 100% working interest, 85.41% net revenue interest, in the Eva South Morrow Sand Unit located in Texas County, Oklahoma. Total consideration provided by the Company was a cash payment of $827,500. The Company also issued 25,000 shares of the Company's restricted common stock valued at $4.00 per share, or $100,000, as a finder's fee relating to this acquisition.

On July 1, 2002, the Board of Directors authorized the Company to borrow up to $500,000 from its officers. On July 26, 2002, the company borrowed $400,000 from two of its officers. The related notes payable bear an interest rate of 10% per annum and are payable in monthly payments commencing from the date of the notes. Interest and principal are due December 31, 2002.

Under the provisions of the Class "A" preferred stock, the preferred shares outstanding automatically convert into shares of common stock when the common shares trade at or above $4.00 per share for twenty consecutive trading days. On July 30, 2002, the company's common stock had traded at or above $4.00 per share for twenty consecutive trading days. Accordingly, the 1,886,359 shares of Class "A" preferred stock were converted into 1,886,359 shares of common stock on July 30, 2002.



Capital Resources and Liquidity

As of June 30, 2002, the Company has raised approximately $3,301,128; net offering costs of $339,633, from the sale of its Class "A" convertible preferred stock through a Private Placement Offering.

As of June 30, 2002, Arena is receiving revenues from the Casey, Y6 and Dodson leases. No present realistic pro forma estimate of revenues or anticipated profits from the operation of these wells can be made at this time. Arena also will attempt to acquire additional proven producing or proven nonproducing oil and gas properties over the next quarter, though it is undeterminable when revenues will be realized from such acquisition, if acquired.

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

Item 5.  Other Information

Arena has established a limited trading market on the NASD Electronic Bulletin Board since approximately March 28, 2001. The shares have traded in the range of $2.40 to $4.00 during the second quarter, 2002 under the trading symbol, ARRI.

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


Item 6.  Exhibits and Reports on Form 8-K

	  (a) Exhibit 10     Acquisition Documents for Mineral Lease

        (b) Exhibit 99     Certification Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant To Section 906 Of The
                            Sarbanes-Oxley Act of 2002




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              REGISTRANT:  ARENA RESOURCES, INC.



Dated: August 5, 2002         By:  /s/ Lloyd T. Rochford
                                 ---------------------------
                              Lloyd Tim Rochford
                              President, Chief Executive Officer


Dated: August 5, 2002         By:  /s/ Stanley McCabe
                                 ---------------------------
                              Stanley McCabe
                              Treasurer, Secretary

Dated: August 5, 2002         By:  /s/ William R. Broaddrick
                                 ---------------------------
                              William R. Broaddrick
                              Vice President, Chief Financial Officer