Form 10QSB
period 2002-09-30
ARENA RESOURCES INC
filed 2002-11-12
CIK 1123871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended September 30, 2002

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

As of October 31, 2002, the Company had outstanding 5,785,244 shares of common stock ($0.001 par value) and no shares of Class "A" convertible preferred stock ($0.001 par value).

                                      INDEX

                              Arena Resources, Inc.
                    For the Quarter Ended September 30, 2002

Part I.  Financial Information
                                                                    Page
                                                                    ----
   Item 1.  Financial Statements (Unaudited)                          3

      Condensed Balance Sheets as of September 30, 2002 and
       December 31, 2001 (Unaudited)                                  4

      Condensed Statements of Operations for the Three and
       Nine Months Ended September 30, 2002 and 2001(Unaudited)       5

      Condensed Statements of Cash Flows for the Nine Months
       Ended September 30, 2002 and 2001 (Unaudited)                  6

      Notes to Condensed Financial Statements (Unaudited)             7

   Item 2.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                              13

   Item 3.  Controls and Procedures                                  16

Part II.  Other Information

   Item 1. Legal Proceedings                                         17

   Item 4. Submission of Matters to a Vote of Security Holders       17

   Item 5. Other Information                                         17

   Item 6. Exhibits and Reports on Form 8-K                          17

Signatures                                                           18


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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

                              ARENA RESOURCES, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                     September 30,  December 31,
                                                         2002          2001
                                                      -----------   -----------
                             ASSETS

Current Assets
 Cash                                                 $   318,848   $   444,564
 Account receivable                                       257,923        33,733
 Prepaid expenses                                           1,128           906
                                                      -----------   -----------
    Total Current Assets                                  577,899       479,203
                                                      -----------   -----------



Property and Equipment, Using Full Cost Accounting
 Office equipment                                          14,672         7,078
 Equipment                                                 21,793             -
 Oil and gas properties subject to amortization         4,707,207     1,645,819
 Less:  Accumulated depreciation and amortization        (129,250)      (44,411)
                                                      -----------   -----------
   Net Property and Equipment                           4,614,422     1,608,486
                                                      -----------   -----------
Other Assets
 Long-Term Deposits                                        75,000        50,000
 Deferred offering costs                                   12,704             -
                                                      -----------   -----------
   Total Other Assets                                      87,704        50,000
                                                      -----------   -----------
Total Assets                                          $ 5,280,025   $ 2,137,689
                                                      ===========   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                     $    93,647   $    40,576
 Accrued liabilities                                            -         5,015
 Notes payable to officers                                400,000        18,000
 Accrued preferred dividends                              177,834        36,144
                                                      -----------   -----------
   Total Current Liabilities                              671,481        99,735
                                                      -----------   -----------
Long-Term Liabilities
 Put option                                                87,269             -

Stockholders' Equity
 Preferred stock - $0.001 par value; 10,000,000
  shares authorized; zero shares and 857,573
  shares outstanding, respectively                              -     1,274,021
 Common stock - par value $0.001 per share;
  100,000,000 shares authorized; 5,785,244
  shares issues and 3,604,500 outstanding,
  respectively                                              5,785         3,605
 Additional paid-in capital                             4,739,812       921,411
 Receivable from preferred stockholder                          -        (5,733)
 Accumulated deficit                                     (224,322)     (155,350)
                                                      -----------   -----------
   Total Stockholders' Equity                           4,521,275     2,037,954
                                                      -----------   -----------

Total Liabilities and Stockholders' Equity            $ 5,280,025   $ 2,137,689
                                                      ===========   ===========

     See accompanying notes to unaudited condensed financial statements.

                              ARENA RESOURCES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     For the Three Months  For the Nine Months
                                      Ended September 30,  Ended September 30,
                                     --------------------  --------------------
                                        2002      2001       2002       2001
                                     ---------  ---------  ---------  ---------
Oil and Gas Revenues                 $ 589,611  $ 141,492  $ 885,149  $ 141,492
                                     ---------  ---------  ---------  ---------
Costs and Operating Expenses
 Oil and gas production costs          214,721     50,200    310,793     50,200
 Depreciation and depletion expense     43,547     14,344     84,839     14,344
 General and administrative expense     59,849     34,337    162,155     46,674
 Interest expense                        7,343          -      7,343          -
 Services contributed by majority
  shareholder - noncash expense              -      2,000          -      8,000
                                     ---------  ---------  ---------  ---------
  Total Costs and Operating Expenses   325,460    100,881    565,130    119,218
                                     ---------  ---------  ---------  ---------
  Net Income                           264,151     40,611    320,019     22,274
                                     ---------  ---------  ---------  ---------
  Preferred Stock Dividends            177,834     26,947    388,991     26,947
                                     ---------  ---------  ---------  ---------

Income (Loss) Available to
 Common Shareholders                 $  86,317  $  13,664  $ (68,972) $  (4,673)
                                     =========  =========  =========  =========
Basic Income (Loss) Per
 Common Share                        $    0.02  $    0.00  $   (0.02) $   (0.00)
                                     =========  =========  =========  =========
Diluted Income (Loss) Per
 Common Share                        $    0.02  $    0.00  $   (0.02) $   (0.00)
                                     =========  =========  =========  =========


     See accompanying notes to unaudited condensed financial statements.

                              ARENA RESOURCES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    For the Nine   For the Nine
                                                    Months Ended   Months Ended
                                                    September 30,  September 30,
                                                        2002           2001
                                                    ------------   ------------
Cash Flows From Operating Activities
 Net income                                         $    320,019   $     22,274
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Services and use of office space c
    contributed by officers                                    -          8,000
   Depreciation and depletion                             84,839         14,344
   Changes in assets and liabilities:
    Accounts receivable                                 (224,190)       (51,954)
    Prepaid expenses                                        (222)          (460)
    Accounts payable and accrued liabilities              48,056         11,399
                                                    ------------   ------------
  Net Cash Provided by Operating Activities              228,502          3,603
                                                    ------------   ------------

Cash Flows from Investing Activities
 Purchase of oil and gas properties                   (2,256,209)      (835,522)
 Proceeds from sale of equipment                               -         20,500
 Purchase of property, plant & equipment                 (29,387)             -
 Increase in long-term deposits                          (25,000)       (50,000)
 Advance to unrelated party                                    -        (30,000)
 Collection of advance to unrelated party                      -         30,000
                                                    ------------   ------------
  Net Cash Used in Investing Activities               (2,310,596)      (865,022)
                                                    ------------   ------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock
  (offering costs paid)                                  (12,704)       154,470
 Proceeds from issuance of preferred stock, net
  of offering costs                                    1,589,606      1,236,841
 Proceeds from warrant exercise                          130,375              -
 Proceeds from issuance of note payables                 400,000              -
 Payment of loan from stockholders                             -        (25,000)
 Payment on note payable                                 (18,000)       (30,000)
 Payment of dividends to preferred stockholders         (132,899)             -
                                                    ------------   ------------
Net Cash Provided by Financing Activities              1,956,378      1,336,311
                                                    ------------   ------------

Net Increase (Decrease) in Cash                         (125,716)       474,892

Cash at Beginning of Period                              444,564         18,329
                                                    ------------   ------------
Cash at End of Period                               $    318,848   $    493,221
                                                    ============   ============
Supplemental Cash Flows Information
Cash paid for interest                              $      7,343   $          -

Supplemental Schedule of Noncash Investing
 and Financing Activities
 Accrual of preferred stock dividends               $    177,834   $     26,947
 Beneficial conversion feature on convertible
  preferred stock                                        114,402              -
 Value of warrants included as offering costs            254,889              -
 Common stock and note payable issued for
  partial working interest in gas propreties             754,540        250,000
 Value of put option included in cost to acuire
  partial working interest in oil propreties              36,630              -
 Value of call option offset against cost to
  acquire partial working interest in oil
  propreties                                              87,269              -
 Settlement of esimated receivable from the
  stockholder via stockholder payments of
  developments costs                                           -        131,916
 Elimination of remaining estimated receivable
  from stockholder against additional paid-in
  capital                                                      -          2,084
 Receivable from shareholder related to
  preferred stock offering                                     -          5,733
 Services contributed by officers and
  capitalized as development costs                             -         42,000


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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2001. The financial position and results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Amortization expense for the nine months ended September 30, 2002 was $82,839 based on depletion at the rate of $2.03 per barrel of oil equivalents compared to $13,856 based on depletion at the rate of $1.39 per barrel of oil equivalent for the nine months ended September 30, 2001.


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

Income (Loss) Per Common Share - Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock.

Concentration of Credit Risk and Major Customer - The Company currently has cash in excess of federally insured limits at September 30, 2002. During the three months ended September 30, 2002, sales to one customer represented 67% of total sales and sales to another customer represented 23% of total sales. At
September 30, 2002, these two customers made up 59% and 18% of accounts receivable, respectively, while a third customer made up 13% of accounts receivable.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2 - ACQUISITION OF OIL AND GAS PROPERTIES

Koehn - On March 12, 2002, the Company entered into a farm out agreement relating to certain oil and gas property in Haskell and Gray Counties, Kansas. Under the terms of the agreement, the Company agreed to drill one well and could drill additional wells on the property. In exchange for drilling each well, the Company would be assigned 100% of the working interest (80% of the net revenue interest) in the well and related oil and gas until payout of all costs of drilling, equipping, completing and operating the well. After payout, the Company's working interest in the wells and related oil and gas will decrease to 75% (60% of the net revenue interest).


On March 20, 2002, the Company entered into an agreement with Petro Consultants, Inc. ("Petro"), a related-party shareholder of the Company, that created a joint venture between the two companies to drill and operate one well on the above-mentioned property. Under the terms of the agreement, Petro purchased 27% of the working interest in the well for $88,200. On May 20, 2002, after the well was successfully drilled, the Company issued 70,000 shares of common stock to Petro to repurchase the 27% working interest in the well.

The transaction with Petro was accounted for as the grant of an option to Petro for the purchase of 70,000 shares of common stock for $88,200, or $1.26 per share, and for relinquishing the working interesting in the property, when the market value of the common stock was $2.75 per share. The fair value of the option, determined using the Black-Scholes option pricing model, was $104,300, or $1.49 per share, and was capitalized as a direct and incremental cost of the well and the related oil and gas.

Dodson - On April 26, 2002, the Company purchased a working interest in a mineral lease located in Montague County, Texas in exchange for a cash payment of $200,000 and the issuance of 25,000 shares of common stock as a finder's fee valued at $2.50 per share, or $62,500.

Ona Morrow - On June 18, 2002, the Company purchased a working interest in a mineral lease located in Texas County, Oklahoma for a cash payment of $735,000.

Eva South - On July 16, 2002, the Company purchased a working interest in a mineral lease located in Texas County, Oklahoma in exchange for a cash payment of $827,500 and the issuance of 25,000 shares of common stock as a finder's fee valued at $4.00 per share, or $100,000.

Midwell - On August 23, 2002, the Company entered into an agreement to purchase a working interest in mineral leases located in Cimarron County, Oklahoma. The mineral interests acquired were valued at $550,179 with the consideration given consisting of a cash payment of $100,000, the issuance of 99,885 shares of common stock, valued at $399,540 or $4.00 per share, the issuance of a put option whereby the seller has the right on September 1, 2004 to require the Company to repurchase the 99,885 common shares at $4.00 per share, less a call option received from the seller whereby the Company has the option to repurchase 50,000 of the common shares at $5.00 per shares from the date issued through September 11, 2004.

The issuance of the put option was recorded as a liability based on the holder's ability to require the Company to pay cash to redeem the common stock. The liability was recorded its fair value of $87,269 on the date issued. The fair value of the put was computed using the Black-Scholes option pricing model with the following assumptions: 0% dividend yield; two years expected life; 43% expected volatility and a 2.2% risk-free interest rate. The put is a derivative and as such, the liability will be revalued to its fair value at each balance sheet date with adjustments to fair value being charged or credited to operations.

The call option is exercisable at the Company's discretion and was therefore recorded as a reduction of additional paid-in capital based on its fair value of $36,630 on the date received. The fair value of the call option was determined using the Black-Scholes option pricing model with the following assumptions: 0% dividend yield; two year expected life; 43% expected volatility and a 2.2% risk-free interest rate. The call option is part of permanent equity and will not be revalued at any future date.


NOTE 3 - EARNINGS PER SHARE

The following presents the computation of basic and diluted earnings (loss) per common share:

                                            For the Three Months       For the Nine Months
                                             Ended September 30,        Ended September 30,
                                           ------------------------   -----------------------
                                              2002          2001         2002         2001
                                           ----------    ----------   ----------   ----------
Net income (loss) available to common
shareholders - basic                       $   86,317    $   13,664   $  (68,972)  $   (4,673)
                                           ==========    ==========   ==========   ==========
Weighted shares of common stock
outstanding - basic                         4,969,621     3,480,000    4,081,006    3,306,520

Add:  warrants dilutive effect                160,396             -            -           -
                                           ----------    ----------   ----------   ---------

Weighted shares of common stock
outstanding - diluted                       5,130,017     3,480,000    4,081,006    3,306,520
                                           ==========    ==========   ==========   ==========

Basic income (loss) per share              $     0.02    $        -   $    (0.02)  $       (-)
                                           ==========    ==========   ==========   ==========

Diluted income (loss) per share            $     0.02    $        -   $    (0.02)  $       (-)
                                           ==========    ==========   ==========   ==========

Preferred stock outstanding during the three and nine months ended September 30, 2002 were not included in the computation of diluted income (loss) per share because their effect would have been anti-dilutive. The effect of 221,486 warrants outstanding at September 30, 2002 were not included in the computation of diluted loss per share for the nine months ended September 30, 2002 due to their effect would have been anti-dilutive. The effect of the put option for 99,885 shares and the call option for 50,000 shares were not included in the computation of diluted income (loss) per share due to their effect would have been anti-dilutive.

NOTE 4 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class "A" convertible preferred shares, with a par value of $0.001 per share.

Preferred Stock - From January 1, 2002 through July 1, 2002, the Company issued an additional 1,028,786 shares of Class "A' convertible preferred stock at $1.75 per share under the terms of a private placement offering and realized gross proceeds during that period of $1,800,376 before cash offering costs of $216,803. Offering costs included a 10% cash commission paid to the placement agents on shares they placed. During the nine months ended September 30, 2002, the Company collected $5,733 of subscriptions receivable that were outstanding at December 31, 2001. The private placement offering was closed on July 1, 2002.


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

The preferred stock was convertible into common stock from the date of issuance on a one-for-one basis. Under the terms of the preferred stock the preferred stock will automatically convert into common shares if the market price of the common shares was equal to or greater than $4.00 per share for 20 consecutive days. After one year, the preferred stock could be redeemed by the Company, subject to a 30-day notice, at $1.84 per share plus payment of any accrued dividends. On July 30, 2002, the Company's common stock was priced at or above $4.00 per share for the twentieth consecutive days. Accordingly, the 1,886,359 shares of Class "A" preferred stock were converted into 1,886,359 shares of common stock on July 30, 2002.

The Company has determined that the Class "A" preferred shareholders received a beneficial conversion option at the dates the preferred stock was issued. This beneficial conversion option was valued at $114,402 based on the difference between the effective conversion price and the market value of the Company's common stock. Since the preferred shares were immediately convertible into common stock, the Company recognized the beneficial conversion option as preferred stock dividends on the dates the preferred stock was issued, and resulted in the Company recognizing preferred dividends of none and $114,402 during the three and nine months ended September 30, 2002.

The preferred stock accrued dividends at a rate of $0.175 per share annually and are payable quarterly. The provisions of the preferred stock dictate that dividends will be paid up to the date of conversion or for one year from the date of issuance, whichever is later; accordingly, the company accrued all remaining dividends that will be paid under the provision on July 30, 2002. The Company paid $132,899 in preferred dividends during the nine months ended September 30, 2002 ($96,755 related to dividends accrued during 2002), and accrued $177,834 of preferred dividends for third quarter 2002.

Common Stock - On August 22, 2002, the Board of Directors authorized management to initiate a $3,000,000 private placement offering of the Company's common stock at $2.50 per share with a detachable warrant exercisable at $5.00 per share. No shares have been issued under this offering and there have is no assurance the Company will receive any proceeds from this offering

During the third quarter 2002, warrant holders exercised 74,500 warrants for the purchase of common stock for $130,375 or $1.75 per share.

NOTE 5 - NOTES PAYABLE OFFICERS

On July 1, 2002, the Board of Directors authorized the Company to borrow up to $500,000 from its officers. On July 26, 2002, the Company borrowed $400,000 from two of its officers. The related notes payable bear interest at 10% per annum payable in monthly. Principal and accrued interest is due December 31, 2002. The notes are secured by all mineral interest, rights and equipment.


NOTE 6 - SUBSEQUENT EVENTS

On October 1, 2002, the Company offered all former Class "A" preferred shareholders additional restricted common shares equal to ten percent of the common issued upon conversion of the preferred stock, shares, in exchange for their agreement and consent not to engage in any sales, assignments or rights related to the common stock issued for a period of twelve months from the earliest date the common stock could otherwise be traded under existing restricted stock agreements or federal securities regulations. To the extent the offer is accepted by the relevant common stockholders, the common stock issued will be accounted for as stock dividends and valued at the fair market value of the common stock on the date issued.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second quarter, 2001, the Company began a Private Placement of the Company's convertible preferred Class "A" shares, convertible to common on a one-to-one ratio. The Private Placement was completed on June 30, 2002. Total shares issued was 1,886,359 with gross receipts totaling $3,301,128, less cash offering costs totaling $339,633. The preferred shares were sold at $1.75 per share with a minimum offering of 300,000 shares ($525,000) and a maximum of 2,000,000 shares ($3,500,000). The preferred shares pay dividends at a rate of $0.175 per share annually, paid quarterly. Under the provisions of the Class "A" preferred stock, the preferred shares outstanding automatically convert into shares of common stock when the price of the common shares is equal to or above $4.00 per share for twenty consecutive trading days. On July 30, 2002, the Company's common stock was priced at or above $4.00 per share for the twentieth consecutive days. Accordingly, the 1,886,359 shares of Class "A" preferred stock were converted into 1,886,359 shares of common stock on July 30, 2002. The provisions of the preferred stock dictate that dividends will be paid up to the date of conversion or for one year from the date of issuance, whichever is later; accordingly, the company accrued all remaining dividends that will be paid under the provision on July 30, 2002.

As shown in the financial statements for the three months ended September 30, 2002 and 2001, the Company realized $589,611 in revenue compared to $141,492 in revenue for the same period in 2001. Net income before preferred stock dividends for the three months ended September 30, 2002 was $264,151, compared to $40,611 for the same period in 2001. Net income after preferred stock dividends for the three months ended September 30, 2002 was $86,317 compared to $13,664 for the same period in 2001. However, the company has a cumulative retained earnings deficit of $224,322.

Operating expenses for the three months ended September 30, 2002 were $214,721, compared to $50,200 for the same period in 2001. Depreciation and depletion for the three months ended September 30, 2002 was $43,547, compared to $14,344 for the same period in 2001. General and administrative expenses for the three months ended September 30, 2002 were $59,849, consisting primarily of payroll salaries and taxes, compared to $34,337 for the same period in 2001, consisting primarily of the fair value of services and office space contributed by officers and payroll salaries and taxes, for the same period in 2001.

For the nine months ended September 30, 2002, the Company realized $885,149 in revenue compared to $141,492 in revenue for the same period in 2001. Net income before preferred stock dividends for the nine months ended September 30, 2002 was $320,019 compared to $22,274 for the same period in 2001. The Company also had positive net cash flows from operations of $228,502, compared to $3,603 for the same period in 2001. After including the preferred stock dividends, the Company had a net loss of $68,972 for the nine months ended June 30, 2002,
compared  to  a  net  loss of $4,673 for the same period  2001.   The  net  loss
including preferred stock dividends includes the accrual for all remaining preferred dividends.

Operating expenses for the nine months ended September 30, 2002 were $310,793, compared to $50,200 for the same period in 2001. Depreciation and depletion for the nine months ended September 30, 2002 was $84,839, compared to $14,344 for the same period in 2001. General and administrative expenses for the nine months ended September 30, 2002 were $162,155, consisting primarily of payroll salaries and taxes, compared to $46,674 for the same period in 2001, consisting primarily of the fair value of services and office space contributed by officers and payroll salaries and taxes, for the same period in 2001.

Aggregating the Casey #1, Y-6 and Dodson leases, the Company has estimated reserves as of September 30, 2002 as follows (the Casey and Y-6 reserve estimates were based on information from December 31, 2001, the Dodson, Koehn, OMU, ESU, and Midwell Properties reserve estimates were based on information from October 23, 2002):


                                                                   Estimated
                                                                    Net Cash
                                                                    Flow at
                                                                 Current Prices
                                                                   Discounted
                                          Crude Oil  Natural Gas    at 10% to
                                          (Barrels)      (MCF)    Present Value

Oklahoma Proved Developed Reserves          618,383     614,708   $  4,913,442
Kansas Proved Developed Reserves                  -     675,457   $    833,727
Texas Proved Developed Reserves             144,686      36,173   $  1,160,034
Oklahoma Proved Undeveloped Reserves      2,951,246   1,608,169   $ 28,594,143
Kansas Proved Developed Reserves                  -   1,350,915   $  1,447,532
Texas Proved Undeveloped Reserves         2,248,015      66,260   $ 28,864,925
                                         ----------  ----------   ------------
Total Proved Reserves                     5,962,330   4,351,682   $ 65,813,803
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

Revenues to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

                             Net Production Volume         Net Revenue
      Texas Leases               16,671 BBLS               $  382,546
      Oklahoma Leases            17,692 BBLS               $  421,688

GAS

                             Net Production Volume         Net Revenue
      Texas Leases                4,217 MCF                $    6,630
      Oklahoma Leases            33,093 MCF                $   71,172

Arena is also looking at various other oil and gas opportunities, as generally outlined in its earlier IPO and periodic reports, in Oklahoma and other geographic areas, but has entered no definitive or binding agreements, except as otherwise reported in this filing.

SIGNIFICANT SUBSEQUENT EVENTS OCCURRING AFTER SEPTEMBER 30, 2002:

On October 1, 2002, the Company issued an offer to all Class "A" preferred stock shareholders for additional restricted common shares equal to ten percent (10%) of conversion shares, in exchange for their agreement and consent not to engage in any sales, assignments or rights related to all conversion shares for a period of twelve months from the earliest date their shares could otherwise be traded under existing restricted stock agreements and/or SEC Rule 144.


Capital Resources and Liquidity

As of September 30, 2002, the Company has raised approximately $3,301,128; net offering costs of $339,633, from the sale of its Class "A" convertible preferred stock through a Private Placement Offering.

As of September 30, 2002, Arena is receiving revenues from the Casey, Y6, Dodson, Ona Morrow and Eva South and Midwell Properties leases. No present realistic pro forma estimate of revenues or anticipated profits from the operation of these wells can be made at this time. Arena also will attempt to acquire additional proven producing or proven nonproducing oil and gas properties over the next quarter, though it is undeterminable when revenues will be realized from such acquisition, if acquired.

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

Item 3.   Controls and Procedures

     (a) The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     (b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Part II - Other Information

Item 1.  Legal Proceedings

Arena is not presently engaged in any legal proceedings, nor does it know of any claims for or against the company by any party.

Item 4.  Submission of Matters to a Vote of Security Holders

During the present quarter there has been no matter submitted to security holders for a vote. Arena presently anticipates holding its first annual shareholders meeting in approximately the first half of 2003 for the election of directors and the other routine matters, but has not presently set a definitive date for such meeting. Shareholders will be independently advised of any such formal annual meeting date.

Item 5.  Other Information

Arena has established a limited trading market on the NASD Electronic Bulletin Board since approximately March 28, 2001. The shares have traded in the range of $3.99 to $4.25 during the second quarter, 2002 under the trading symbol, ARRI.

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

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibit 99   Certification Pursuant to 18  U.S.C. Section 1350, As
                         Adopted Pursuant To Section 906 Of The Sarbanes-Oxley
                         Act of 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              REGISTRANT:  ARENA RESOURCES, INC.



Dated: November 7, 2002       By:  /s/  Lloyd Tim Rochford
                                 -------------------------------
                              Lloyd Tim Rochford
                              President, Chief Executive Officer


Dated: November 7, 2002       By:  /s/  Stanley McCabe
                                 -------------------------------
                              Stanley McCabe
                              Treasurer, Secretary

Dated: November 7, 2002       By:  /s/  William R. Broaddrick
                                 -------------------------------
                              William R. Broaddrick
                              Vice President, Chief Financial Officer


                                  Attachment A

                       Form of Certification for Form 10-Q

                                 CERTIFICATIONS*

I, Lloyd Tim Rochford, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Arena Resources, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   November 7, 2002


/s/  Lloyd Tim Rochford
__________________________________
Lloyd Tim Rochford
President, Chief Executive Officer


I, William R. Broaddrick, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Arena Resources, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:     November 7, 2002

/s/  William R. Broaddrick
________________________
William R. Broaddrick
Vice President, Chief Financial Officer


