Form 10KSB
period 2002-12-31
ARENA RESOURCES INC
filed 2003-03-07
CIK 1123871

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


MARK ONE

_X_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2002

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

State issuer's revenues for tis most recent fiscal year.  $1,657,037

As of March 5, 2003, the aggregate market value of the common voting stock held by non-affiliates of the Registrant, based upon the closing stock price of $4.25 per share, was approximately $15,792,000. The Company is currently traded on the NASD Electronic Bulletin Board. During the year 2002, the stock has traded within a range from $2.40 to $4.60.

As of March 5, 2003, the registrant had outstanding 6,365,856 shares of common stock ($0.001 par value).



                        TABLE OF CONTENTS

                             PART I
                                                                    Page
ITEM 1  BUSINESS                                                      3

ITEM 2  PROPERTIES                                                   10

ITEM 3  LEGAL PROCEEDINGS                                            14

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          14


                             PART II


ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY                        15

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                          16

ITEM 7  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                   17

ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES                         17


                                    PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT               18

ITEM 10  EXECUTIVE COMPENSATION                                      20

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT                                              21

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              21

ITEM 13  CONTROLS AND PROCEDURES                                     22


                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
          AND REPORTS ON FORM 8-K                                    22

SIGNATURES                                                           23

CERTIFICATIONS                                                       24



                                     PART I

                                Item 1 - BUSINESS

       The statements regarding future financial and operating performance and results, market prices, future hedging activities, and other statements that are not historical facts contained in this report are forward-looking statements. The words "expect," "project," "estimate," "believe," "anticipate," "intend," "budget," "plan," "forecast," "predict," "may," "should," "could," "will" and similar expressions are also intended to identify forward-looking statements. These statements involve risks and uncertainties, including, but not limited to, market factors, market prices (including regional basis differentials) of natural gas and oil, results for future drilling and marketing activity, future production and costs, and other factors detailed in this document and in our other Securities and Exchange Commission filings. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this document.

GENERAL DESCRIPTION OF COMPANY AND BUSINESS

      Arena Resources, Inc., ("Arena" or the "Company") a Nevada Corporation, incorporated in August 2000, is an independent energy company engaged in oil and gas acquisition and development with operations in the states of Texas, Oklahoma and Kansas. The principal office of the Company is located at 4920 South Lewis Street, Suite 107, Tulsa, Oklahoma. The telephone number is (918) 747-6060.

(A) 2002 RESULTS OF OPERATIONS

      In 2002, our natural gas and oil production increased dramatically. We produced 67,465 barrels of oil equivalents (BOE), or 184.8 BOE per day this year, from 17,143 in 2001. We also increased our reserves to over 6.5 million barrels of oil equivalents (MBOE), from approximately 1 MBOE in 2001. Net income, before preferred stock dividends, was $402,694, increased from $18,165 in 2001 and the Company had positive net cash flow from operations of $570,748, increased from $84,023 in 2001. This was all primarily accomplished through acquisition of producing properties with upside potential to match the Company's long term objectives.

(B) PROPERTIES

      The present assets of Arena consist of the following: (i) 94% working interest and 2-1/2% overriding royalty interest in the Casey lease in Muskogee County, Oklahoma (ii) 100% working interest in two drill sites on properties around the Casey lease in Muskogee County, Oklahoma (iii) 100% working interest in the Y-6 lease in Fisher County, Texas (iv) a 100% working interest in the Dodson lease in Montague County, Texas (v) a 100% working interest before payout and a 75% working interest after payout in the Koehn well in Haskell County, Kansas (vi) a 100% working interest in the Ona Morrow Sand Unit in Texas and Cimarron Counties, Oklahoma (vii) a 100% working interest and a .89% overriding royalty interest in the Eva South Sand Unit in Texas County, Oklahoma (viii) a 100% working interest in the Midwell, Appleby, Smaltz and Hanes leases in Cimarron County, Oklahoma (ix) a 24-1/2% working interest in a non-operated property, the Roy Hanes lease in Texas County, Oklahoma.. These leases are more particularly described beginning on page 10 of this Report.


(C) RESERVE ESTIMATES

     The following table summarizes the existing net oil and gas properties held by Arena as of December 31, 2002, showing both estimated proven developed and proven non-developed reserves with estimated recoverable natural gas revenues from those reserves expressed in increments of a thousand cubic feet (MCF) and estimated recoverable oil revenues from those reserves expressed in increments of barrels (BBL). Proven developed reserves are proven reserves upon which there is actual production. The estimates of proven reserves were determined by independent engineers.

                                                                 Estimated
                                         Crude      Natural  Net Future Cash
                                          Oil      Gas (MCF)   Flow Before
                                                                 Tax at
                                       (Barrels)              Current Prices
                                                               Discounted at
                                                              10% to Present
                                                                  Value

Oklahoma Proved Developed Reserves       606,420     595,913   $  5,063,838
Kansas Proved Developed Reserves            -        527,236        662,852
Texas Proved Developed Reserves          144,044      37,490      1,195,182
Oklahoma Proved Undeveloped Reserves   2,984,208     877,428     28,364,276
Kansas Proved Undeveloped Reserves          -      1,083,430      1,160,988
Texas Proved Undeveloped Reserves      2,248,015      66,260     26,511,392
Total Proved Reserves                 ----------  ----------   ------------
                                       5,982,687   3,187,757   $ 62,958,528
                                      ==========  ==========   ============

  Estimated net future cash flows after tax, discounted at 10% to the present value was $42,476,827 at December 31, 2002.

  The Company does not have any information regarding any unproven oil or gas reserves and therefore have not disclosed any such information.


(D) NUMBER OF PERSONS EMPLOYED

      The Company currently has 5 full time employees. Additionally, certain engineers, geologists, landman, pumpers and others necessary for our operations are retained on a contract or fee basis as their services are required.

(E) MANAGEMENT'S CURRENT PLANS

      Management plans to use the proceeds of it's current Private Placement and net revenues to acquire additional proven operating properties; acquire, drill and complete proven non-operating properties or drill and complete wells on currently owned proven non-operating properties. No reasonable projection of drilling and completion of additional wells to be completed, if at all, can be made at this time because Arena is not certain of when additional properties will be acquired. As the economic factors upon which these alternative development decisions must be made changes on an almost daily basis for small independent oil and gas producers, such as Arena, it is impossible to make economic forecasts as to the ultimate structure of Arena's oil and gas program within the over-all parameters outlined earlier.

(F) CURRENT ACTIVITIES

      Arena is involved in an ongoing Private Placement Offering that commenced November 1, 2002 and is anticipated to close during the first quarter of 2003. As of December 31, 2002 the Private Placement Offering has generated gross proceeds of $715,000. The terms of this offering and use of proceeds are more fully described on page 8 of this Report.

      In December 2002 Arena also began the application process to have Arena Resources, Inc. common stock listed on the American Stock Exchange. As of the date of this filing, the status of that application was still pending.

 (G) MAJOR CUSTOMERS

     During the year ended December 31, 2002, sales to two customers constituted approximately 78% of total sales. These two customers were Plains Marketing, making up 47% of total sales, and Sun Oil Co., making up 31% of total sales.

 (H) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The following table summarizes the net production and net revenue recognized from inception to December 31, 2002, segregated by product and geographic area.


                NET PRODUCTION AND REVENUE - FROM INCEPTION TO 12/3/2002
           -------------------------------------------------------------------
                 2002 Oil               2001 Oil               2000 Oil
           ---------------------  ---------------------  ---------------------
              Net         Net        Net         Net        Net         Net
           Production   Revenue   Production   Revenue   Production   Revenue
           ----------  ---------  ----------  ---------  ----------  ---------

Oklahoma       37,260  $ 976,428           -  $       -           -  $       -
Texas          22,207  $ 555,616      16,211    302,423
                                                                  -  $       -

                 2002 Gas               2001 Gas               2000 Gas
           ---------------------  ---------------------  ---------------------
              Net         Net        Net         Net        Net         Net
           Production   Revenue   Production   Revenue   Production   Revenue
           ----------  ---------  ----------  ---------  ----------  ---------

Oklahoma       42,391  $ 114,682       1,635  $   2,355           -  $       -
Texas           5,594  $  10,310       3,955  $   6,954           -  $       -




      The following table summarizes average price and average production costs from inception to December 31, 2002, segregated by geographic area.

       SALES PRICE & PRODUCTION COSTS -past three years by geographic area
       -------------------------------------------------------------------
               AVERAGE SALES      AVERAGE SALES       AVERAGE SALES PRICE
                PRICE  2002         PRICE  2001    8/2000 (Inception)-Year End

OKLAHOMA      Oil  $ 26.21 Bbl    Oil  $   -   Bbl      Oil  $  -  Bbl
              Gas  $  2.71 Mcf    Gas  $  1.44 Mcf      Gas  $  -  Mcf
TEXAS         Oil  $ 25.02 Bbl    Oil  $ 18.66 Bbl      Oil  $  -  Bbl
              Gas  $  1.84 Mcf    Gas  $  1.76 Mcf      Gas  $  -  Mcf


                AVERAGE PROD.     AVERAGE PROD.           AVERAGE PROD.
                   COSTS              COSTS          COSTS 8/2000 (Inception)
                    2002              2001                 - Year End

OKLAHOMA       Oil $  9.58 Bbl    Oil  $   -   Bbl      Oil  $  - Bbl
               Gas $  1.01 Mcf    Gas  $  1.37 Mcf      Gas  $  - Mcf
TEXAS          Oil $  9.53 Bbl    Oil  $  6.11 Bbl      Oil  $  - Bbl
               Gas $   -   Mcf    Gas  $   -   Mcf      Gas  $  - Mcf


      The following table summarizes the number of productive wells and acreage as of December 31, 2002, segregated by geographic area.

               PRODUCTIVE WELLS & ACREAGE - As of December 31, 2002

                  GROSS
                WELLS OIL     NET OIL     NET GAS      TOTAL ACREAGE
                  & GAS        WELLS       WELLS      WITH PRODUCTION

Oklahoma           25           24          1              5,249
Texas              16           16          -              1,738
Kansas              1            -          1                160



     The following table summarizes the leased acreage that is currently undeveloped, segregated by geographic area.

                  UNDEVELOPED ACREAGE-As of December 31, 2002

                          TOTAL UNDEVELOPED ACREAGE
                    ----------------       -----------------
                        PROVEN                   UNPROVEN
                    ----------------       -----------------
Oklahoma            Gross Acres  160       Gross Acres     -
                    Net Acres    127       Net Acres      _-
Texas               Gross Acres    -       Gross Acres   376
                    Net Acres      -       Net Acres     301


Kansas              Gross Acres  480       Gross Acres     -
                    Net Acres    288       Net Acres       -


See prior narrative description as to remaining lease terms, acreage concentrations and related leasehold information.


      The following table summarizes all drilling activities from inception to December 31, 2002, segregated by geographic area.


                  DRILLING ACTIVITY - from inception to 12/31/2002

Area        2002 Developmental     2001 Developmental     2000 Developmental
           ---------------------  ---------------------  ---------------------
           Net Prod.    Net Dry   Net Prod.    Net Dry   Net Prod.    Net Dry
           ----------  ---------  ----------  ---------  ----------  ---------

Oklahoma            -          -           1          1           -          -
Kansas              1          -           -          -           -          -
Texas               -          -           -          -           -          -


Area         2002 Exploration       2001 Exploration       2000 Exploration
           ---------------------  ---------------------  ---------------------
           Net Prod.    Net Dry   Net Prod.    Net Dry   Net Prod.    Net Dry
           ----------  ---------  ----------  ---------  ----------  ---------
Oklahoma            -          -           -          -           -          -
Kansas              -          -           -          -           -          -
Texas               -          -           -          -           -          -



(I) DESCRIPTION OF COMMITMENTS

      In addition to the described oil and gas properties, Arena has rental office space, equipment and facilities. At present, it leases office space at 4920 South Lewis, Suite 107, Tulsa, Oklahoma. As of December 31, 2002, this lease consists of approximately 951 square feet of office space and is leased by the Company for $728 per month including all standard office equipment and furnishings. The terms of this lease expire in May 2004.

      The current facilities are believed adequate for the current operations of Arena.

      The Company also has a lease agreement for gas compressor equipment. The lease became effective in September 2002 and has a minimum term of 12 months. Following the twelve month minimum term, the lease will continue on a month to month basis until either party provides a thirty (30) day written notice of termination. The lease payments are $1,400 a month.

      A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas and Oklahoma totaling $75,000 to allow the Company to do business in those states. The standby letters of credit are valid through August 2004 and are collateralized by an assignment of certificates of deposit totaling $76,502. No amounts have been drawn under the standby letters of credit.

(J) REPORT ON PUBLIC FINANCINGS

      The Company completed a public offering of 800,000 shares of common stock on February 14, 2001 for $200,000 in cash, net of $51,497 of offering costs.

      In June 2001, Arena commenced a Private Placement Offering of 10% convertible preferred shares to accredited investors to raise between $525,000 and $3,500,000 for drilling and completions, as well as additional acquisitions. The offering closed June 30, 2002 with gross proceeds of $3,301,128 and net proceeds of $2,961,495, after cash offering costs totaling $339,633.


      The preferred shares were sold at $1.75 per share with a minimum offering of 300,000 shares ($525,000) and a maximum of 2,000,000 shares ($3,500,000). The preferred shares paid dividends at a rate of $0.175 per share annually, paid quarterly. Under the provisions of the Class "A" preferred stock, the preferred shares outstanding automatically converted into shares of common stock when the price of the common shares equaled or exceeded $4.00 per share for twenty consecutive trading days. On July 30, 2002, the Company's common stock was priced at or above $4.00 per share for the twentieth consecutive day. Accordingly, the 1,886,359 shares of Class "A" preferred stock were converted into 1,886,359 shares of common stock on July 30, 2002. The provisions of the preferred stock dictate that dividends will be paid up to the date of conversion or for one year from the date of issuance, whichever is later; accordingly, the company accrued all remaining dividends that will be paid under the provision on July 30, 2002.

      In November 2002, Arena commenced a Private Placement Offering to accredited investors to raise up to $3,000,000 for drilling and completions, as well as additional acquisitions. The offering is anticipated to close during the first quarter 2003. Gross proceeds as of December 31, 2002 were $715,000, with offering costs totaling $112,864 for net proceeds of $602,136.

      The offering is of Arena Resources, Inc. common stock with at a price of $2.50 per share and includes a detachable warrant, exercisable at $5.00 per share with a maximum offering of 1,200,000 units ($3,000,000).

(K) COMPETITIVE FACTORS

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


(L)  ENVIRONMENTAL COMPLIANCE AND RISKS

      Oil and gas production is a highly regulated activity which is subject to significant environmental and conservation regulations both on a federal and state level. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while the Company believes this generally to be the case for its production activities in Texas, Oklahoma and Kansas, it should be noticed that there are various Environmental Protection Agency regulations which would govern significant spills, blow-outs, or uncontrolled emissions.

      In Oklahoma, Texas and Kansas specific oil and gas regulations exist related to the drilling, completion and operations of wells, as well as disposal of waste oil. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the Oklahoma Corporations Commission, Oil and Gas Division, the Texas Railroad Commission, Oil and Gas Division or the Kansas Corporation Commission.

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

(M) DISTINCTIVE CHARACTERISTICS OF BUSINESS AND INDUSTRY

       There are certain special or distinctive characteristics of this registrants business which should be understood. While some of these characteristics have been earlier discussed or alluded to, we are summarizing below the more significant of these factors:

  . Oil and gas production is a highly regulated industry. The Oklahoma Corporation Commission, Oil and Gas Division, Texas Railroad Commission, Oil and Gas Division, Kansas Corporation Commission, as well as similar regulatory agencies in other states, impose limitations on the number of wells per geographic area and also may regulate the amount of production from wells in a formation or given conservation area.

  . Environmental issues, including disposal of drilling fluids and chemicals, waste oil and surface contamination are regulated by the Oklahoma Corporation Commission, the Texas Railroad Commission, Kansas Corporation Commission and similar agencies in other states; and, secondarily, by the Federal Environmental Protection Agency (EPA). Typically the EPA does not impose specific standards or regulations unless there is a significant environmental contamination.


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


                               Item 2 - PROPERTIES

(A) DRILLING ACTIVITIES

      During the year ended 2002, Arena Resources completed the drilling of one well in Haskell County, Kansas, which is expected to be completed and placed into production during 2003. Detailed information regarding this well is below. The well found proved gas reserves but is currently shut-in pending a pipeline connection.

(B) LEASE INFORMATION

      Arena Resources currently owns an interest in the Casey lease in Muskogee County, Oklahoma. The Company began with a 40% working interest in this lease which was contributed by the two principal shareholders Mr. Rochford and Mr. McCabe. The Company has subsequently acquired an additional 54% working interest and a 2-1/2% overriding royalty interest in the lease. Total interest in the well consists of a 94% working interest and a 2-1/2% overriding royalty interest, which equates to approximately a 74.48% net revenue interest. The Casey lease has been completed and had first production during late December 2001.

      Arena Resources owns a 100% working interest, 80% net revenue interest, in the Y6 lease in Fisher County, Texas. Arena purchased the Y6 lease with an effective date of June 1, 2001 and has had production on this lease from that date.

      Arena Resources owns a 100% working interest, 80% net revenue interest, before payout and a 75% working interest, 60% net revenue interest, after payout in the Koehn well, in Haskell County, Kansas. Arena entered into a farm-out agreement on this property on March 12, 2002 and has subsequently drilled the Koehn well. No revenue has been received from this lease.

      Arena Resources owns a 100% working interest, 81.25% net revenue interest, in the Dodson lease in Montague County, Texas. Arena purchased the Dodson lease with an effective date of June 1, 2002 and has had production on this lease from that date.

      Arena Resources owns a 100% working interest, 81.32% net revenue interest, in the Ona Morrow Sand Unit in Texas and Cimarron Counties, Oklahoma. Arena
purchased a 90% working interest, 73.23% net revenue interest in this lease effective July 1, 2002. The Company subsequently acquired the remaining 10% working interest effective December 1, 2002. The Company has had production on this lease from the original acquisition date of July 1, 2002.

      Arena Resources owns a 100% working interest and a .89% overriding royalty interest, total net revenue interest of 85.41%, in the Eva South Morrow Sand Unit. Arena purchased the Eva South Unit effective July 1, 2002 and has had production on this lease from that date.


      Arena Resources owns a 100% working interest in the Midwell, Appleby, Smaltz and Hanes leases in Cimarron County, Oklahoma, 80% net revenue interest, and 24.50% working interest, 21.44% net revenue interest in a separate non-operated property, the Roy Hanes lease, in Texas County, Oklahoma. Arena purchased these interests effective September 1, 2002 and has had production on them from that date.

      The essential terms, including acquisition basis, for these leases is summarized below:

Casey Lease -

 (a) The initial 40% working interest in the Casey lease was initially acquired by the principal shareholders and was contributed to Arena. The Company expended $61,174 in 2000 and $121,274 in 2001 for the 40% working interest costs to work over one well and drill and complete another.

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

 (c) In October 2001, the Company acquired an additional 24% working interest and a 2-1/2% overriding royalty interest in the Casey lease from a third party. The acquired interests were valued at $266,250 and were acquired by the issuance of 81,857 shares of common stock valued at $1.75 per share totaling $143,250, a cash payment of $90,000 and the issuance of a notes payable for $33,000. The entire note has been paid.

 (d)  The Casey lease began first production in late December 2001.

 (e)  This lease is be held by production.


Y6 Lease -

 (a) The 100% working interest in the Y6 lease was acquired effective June 01, 2001 from a third party for a cash payment of $750,000.

 (b)  The Y6 lease has had production from the date of acquisition.

 (c)  The Y6 lease is being held by production.

 (d)  In connection with this acquisition, Arena issued 2,500 shares.

Koehn -

 (a) On  March  12,  2002, the Company entered into a farm  out  agreement relating to certain oil and gas property in Haskell and Gray Counties, Kansas referred to as the Koehn property. Under the terms of the
     agreement,  the       Company  agreed to drill one  well  and  could  drill
     additional wells on the property. In exchange for drilling each well, the Company would be assigned 100% of the working interest (80% net revenue interest) in the well and related oil and gas until payout of all costs of drilling, equipping, completing and operating the well. After payout the Company's working interest in the wells and related oil and gas will decrease to 75% (60% net revenue interest).

 (b) On March 20, 2002, the Company entered into an agreement with Petro Consultants, Inc. ("Petro"), a related-party shareholder of the Company,
     that       created a joint venture between the two companies to  drill  and operate one well on the above mentioned property. Under the terms of the agreement, Petro purchased 27% of the working interest in the well for $88,200. On May 20, 2002, after the well was successfully drilled, the Company issued 70,000 share shares of common stock to Petro to repurchase the 27% working interest in the well. The transaction with Petro was recognized as a financing with the issuance of 70,000 shares of common stock for $88,200 in cash, or $1.26 per share, without other rights to the property.

 (e) The Koehn well lease has not had any production to date.

 (f) This lease will be held by production.

Dodson Lease -

 (a) The 100% working interest in the Dodson lease was acquired effective June 01, 2002 from a third party for a cash payment of $200,000 and the issuance of 25,000 shares of common stock as a finder's fee valued at $2.50 per share, or $62,500.

 (b)  The Dodson lease has had production from the date of acquisition.

 (c)  The Dodson lease is being held by production.


Ona Morrow Unit -

 (a) Effective July 1, 2002 the Company purchased a 90% working interest in the Ona Morrow Unit from a third party for a cash payment of $735,000.

 (b) Effective December 1, 2002 the Company purchased the remaining 10% working interest in the Ona Morrow Unit from a third party for a cash payment of $5,000 and the forgiveness of $23,027 in Joint Interest Billing indebtedness to Arena.

 (c) The Ona Morrow Unit has had production from the date of acquisition.

 (d) The Ona Morrow unit is being held by production.

Eva South Morrow Unit -

 (a) The  100%  working  interest in the  Eva  Morrow  Unit  was  acquired effective July 01, 2002 from a third party for a cash payment of $827,500 and the issuance of 25,000 shares of common stock as a
     finder's fee valued at $4.00 per share, or   $100,000.

 (b) The Eva South Morrow Unit has had production from the date of acquisition.

 (c) The Eva South Morrow unit is being held by production.

M.A.S.H. leases -

 (a) The 100% working interests in the Midwell, Appleby, Smaltz and Hanes leases and the 24-1\2% working interest in a non-operated property, the Roy Hanes lease, were acquired effective September 01, 2002 from a third party. The mineral interests acquired were valued at $550,179 with the consideration given consisting of a cash payment of $100,000, the issuance of 99,885 shares of common stock valued at $4.00 per share, or $399,540, the issuance of a put option whereby the seller has the right on September 1, 2004 to require the Company to repurchase the 99,885 common shares at $4.00 per share, less a call option received from the seller whereby the Company has the option to repurchase 50,000 of the common shares at $5.00 per share from the date issued through September 11, 2004.

     The  issuance of the put option was recorded as a liability based  on the holder's ability to require the Company to pay cash to redeem the common stock. The liability was recorded at its fair value of $87,269 on the date issued. The fair value of the put was computed using the Black-Scholes option pricing model with the following assumptions: 0% dividend yield; two years expected life; 43% expected volatility and a 2.2% risk-free interest rate. At December 31, 2002 the liability was revalued to its fair value as at that date of $50,604. The fair value of the put was calculated using the Black-Scholes option pricing model with the following assumptions: 0% dividend yield; 610 day expected life; 36.41% volatility and a 1.84% risk-free interest rate. The put is derivative and as such, the liability will be revalued to its fair value at each balance sheet date with adjustments to fair value being charged or credited to operations.

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

 (b) The Midwell, Appleby, Smaltz, Hanes and Roy Hanes have had production from the date of acquisition.

 (c) These properties are being held by production.

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


                           Item 3 - LEGAL PROCEEDINGS


     There are no legal actions or claims in which the Company is engaged.


                   Item 4 - SUBMISSION OF MATTERS TO A VOTE OF
                                SECURITY HOLDERS

      The Company did not hold a shareholders meeting in 2002, thus there was no vote of securities holders in 2002. The Company anticipates holding its initial annual shareholder meeting in the late summer or early fall, 2003.



                                     Part II

                   Item 5 - MARKET FOR REGISTRANT'S COMMON AND
                           RELATED STOCKHOLDER MATTERS

      Arena began trading on the NASD Electronic Bulletin Board March 29, 2001. Arena is also listed in Standard and Poors industrial listing and claims a secondary trading exemption based on such listing. During the year 2002, the stock has traded within a range of from $2.40 to $4.60. Following is a table showing the high and low bid per quarter since active trading commenced:

           Period              High Bid           Low Bid

   1st Quarter 2001             1.230              0.250
   2nd Quarter 2001             2.000              1.125
   3rd Quarter 2001             2.250              1.875
   4th Quarter 2001             2.500              2.250

   1st Quarter 2002             2.650              2.400
   2nd Quarter 2002             4.000              2.400
   3rd Quarter 2002             4.250              3.990
   4th Quarter 2002             4.600              4.000

   Trhough March 05, 2003       4.500              4.250



       Approximately 40%, or 2,566,340, of Arena's 6,365,856 issued and outstanding shares are held by management or affiliated parties with the balance being publicly held.

       On February 14, 2003, the Company responded to a comment letter from the American Stock Exchange regarding Arena's application to be listed on the American Stock Exchange.



                      Item 6 - MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION

      This Form 10-KSB includes "forward-looking" statements about future financial results, future business changes and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-KSB if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-KSB. Investors should read all of these risks carefully.

RESULTS OF OPERATIONS

     The following constitutes only a selected summary of significant accounting information and is qualified in its entirety by reference to the complete audited Financial Statements attached hereto and incorporated, including the notes thereto.

                                              For the Year  For the Year
                                                  Ended        Ended
                                              December 31,  December 31,
                                                  2002         2001
                                              -----------   -----------
Operations
  Oil and Gas Revenues                        $ 1,657,037   $   296,936
  Oil and gas production costs                   (594,863)     (106,927)
  Oil and gas production taxes                   (117,164)      (14,797)
  Depreciation and depltion expense              (127,847)      (44,148)
  General and administration expense             (248,018)     (119,696)
  Non-cash services contributed by
   majority shareholders                                -        (8,000)
                                              -----------   -----------
  Net Other Income                                 36,665             -
  Income Before Provision for Income Taxes        589,887        18,165
  Provision for Income Taxes                     (187,193)            -
                                              -----------   -----------
  Net Income                                      402,694        18,165
  Preferred dividends                             798,018        63,092
                                              -----------   -----------
  Loss applicable to common shares            $  (395,324)  $   (44,927)
                                              ===========   ===========
  Basic and Diluted Loss per common share     $     (0.09)  $     (0.01)
                                              ===========   ===========
Working Capital                               $   937,120   $   379,468
Liabilities                                       925,656        99,735
Total Assets                                    6,050,493     2,137,689
Stockholders Equity                             5,124,836     2,037,954
Dividends per Common Share                              -             -



      For the year ended December 31, 2002, the Company realized $1,657,037 revenue on production of 59,607 barrels of oil and 47,986 MCF of gas, at a weighted-average price per barrel of oil equivalent (BOE) of $24.51 compared to $311,733 in revenue on production of 16,211 barrels of oil and 5,590 MCF of gas, at a weighted-average price per BOE of $18.18 for the same period in 2001. This increase was based primarily on increased production from leases acquired during 2002. Net income before preferred stock dividends for the year ended December 31, 2002 was $402,694 compared to $18,165 for the same period in 2001. The Company also had positive net cash flows from operations of $570,748, compared to $84,023 for the same period in 2001. After including the preferred stock dividends, the Company had a net loss applicable to common shares of $395,324 or $0.09 per share for the year ended December 31, 2002, compared to a net loss applicable to common shares of $44,927 or $0.01 per share for the same period 2001. The Company has an accumulated deficit of $550,674 at December 31, 2002. The loss applicable to common shares includes the accrual for all remaining preferred dividends.

      Operating expenses for the year ended December 31, 2002 were $594,863, compared to $106,927 for the same period in 2001. This increase was based primarily on expenses relating to leases acquired during 2002. Oil and gas production taxes for the year ended December 32, 3003 were $117,164, compared to $14,797 for the same period in 2001. This increase was based on increased production and revenue from leases acquired during 2002. Depreciation and depletion for the year ended December 31, 2002 was $127,847 or $1.90 per BOE, compared to $44,148 or $2.57 per BOE for the same period in 2001. This increase was based primarily on increased production from leases acquired during 2002. General and administrative expenses for the year ended December 31, 2002 were $248,018, consisting primarily of payroll salaries and taxes, compared to $119,696 for the same period in 2001, consisting primarily of the fair value of services and office space contributed by officers and payroll salaries and taxes, for the same period in 2001.

CAPITAL RESOURCES AND LIQUIDITY

      As shown in the financial statements for the year ended December 31, 2002, the Company had cash on hand of $796,915, compared to $444,564 as of the same date in 2001. The Company has positive net cash flows from operating activities for the year ended December 31, 2002 of $570,748, compared to $84,023 for the same period 2001. Other significant sources of cash inflow were the Class A preferred stock private placement (which closed June 30, 2002) with net proceeds of $1,589,606 in 2002 and $1,371,888 in 2001, the on-going common stock private placement with net proceeds in 2002 of $532,836, the initial public offering (which closed February 14, 2001) with net proceeds in 2001 of $154,470, common stock warrant exercises for proceeds of $130,876 in 2002 and the proceeds from the issuance of two notes payable to two of the Company's officers for $400,000 in 2002. The most significant cash outflows during the year ended December 31, 2002 and 2001 were capital expenditures of $2,603,279 in 2002 and $1,035,620 in 2001 and payment of preferred stock dividends of $196,048 in 2002.

      The Company had current assets of $1,224,979 as of December 31, 2002, compared to $479,203 as of the same date 2001. The primary components being cash of $796,915 for 2002 and $444,564 for 2001, trade accounts receivable of $269,436 for 2002 and $33,733 for 2001 and subscription receivable of $157,500 in 2002. Current liabilities as of December 31, 2002 were $287,859, compared to $99,735 as of the same date 2001. The primary components being accounts payable of $173,174 for 2002 and $40,576 for 2001 and accrued preferred dividends of $114,685 for 2002 and $36,144 for 2001. Accordingly, the Company had working capital of $937,120 as of December 31, 2002 and $379,468 as of the same date 2001.

     On February 3, 2003, the Company established a $10,000,000 revolving credit facility with a bank with an initial borrowing base of $2,000,000. The interest rate is a floating rate equal to the JP Morgan Chase Prime rate plus 1% with interest payable monthly. Annual fees for the facility are 1/2 of 1% of the unused portion of the borrowing base. Amounts borrowed under the revolving credit facility will be due in February 2005. The revolving credit facility is secured by the Company's principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank and the credit facility was guaranteed by two of the Company's officers. The Company is required under the terms of the credit facility to maintain a tangible net worth of $4,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1.

      Management plans to continue to make acquisitions, using net cash flows from operations and possibly the above referenced credit facility and additional equity capital.



                        Item 7 - FINANCIAL STATEMENTS AND
                                SUPPLEMENTAL DATA

      Information required by this item appears in the Consolidated Audited Financial Statements and Auditors Report for Arena for the year ending December 31, 2002 as listed under Item 14.

                   Item 8 - CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

                   Item 9 - DIRECTORS, EXECUTIVE OFFICERS AND
                              SIGNIFICANT EMPLOYEES

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

      NAME             POSITION              CURRENT TERM OF OFFICE
Mr. Lloyd "Tim"  Director/CEO/President         Appointed in
    Rochford             ent                    Organizational Minutes
                                                - September, 2000.
                                                Will serve as director
                                                until first annual
                                                meeting, not yet set.
                                                Will serve as an
                                                officer without
                                                term/contract pursuant
                                                to leave of the Board
                                                of Directors.
  Mr. Stanley    Director/Treasurer/            Appointed in
     McCabe      Secretary/Accounting           Organizational Minutes
                      Officer                   - September, 2000.
                                                Will serve as director
                                                until first annual
                                                meeting, not yet set.
                                                Will serve as an
                                                officer without
                                                term/contract pursuant
                                                to leave of the Board
                                                of Directors.
  Mr. Charles          Director                 Appointed in
    Crawford                                    Organizational Minutes
                                                - September, 2000.
                                                Will serve as director
                                                until first annual
                                                meeting, not yet set.
  Mr. William     Vice President/CFO            Will serve as an
    "Randy"                                     officer without
   Broaddrick                                   term/contract pursuant
                                                to leave of the Board
                                                of Directors.
 Mr. Robert J.    Vice President of             Will serve as an
     Morley       Investor Relations            officer without
                                                term/contract pursuant
                                                to leave of the Board
                                                of Directors.



BACKGROUND

MR. LLOYD "TIM" ROCHFORD - DIRECTOR/CEO/PRESIDENT
Age: 56

      Mr. Rochford has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. In this capacity, he has primarily been engaged in the organization and funding of private oil and gas drilling and completion projects and ventures within the mid continent region of the United States.

      In 1989 Mr. Rochford was co-founder, director and CEO of a public company known as Magnum Petroleum, Inc. ("Magnum") which is listed on the New York Stock Exchange. Subsequently, Magnum acquired Hunter Resources, Inc. in August, 1995. Mr. Rochford served as Chairman of the Board of the combined companies from August, 1995 - June, 1997. Since July, 1997, Mr. Rochford has primarily devoted his time and efforts to individual oil and gas acquisition and development prior to his commitment to participate in Arena Resources. In 1982, Mr. Rochford was co-founder of Dana Niguel Bank, a publicly held California bank operation and served as a director until 1994. Mr. Rochford attended various college level courses in business from 1967-1970 in California.

MR. STANLEY McCABE - DIRECTOR/SECRETARY/TREASURER
Age: 70

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

MR. CHARLES CRAWFORD - DIRECTOR
Age: 50

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

MR. WILLIAM "RANDY" BROADDRICK - VICE PRESIDENT/CFO
Age:  25

      From  1997  to  2000,  Mr. Broaddrick was employed with  Amoco  Production
Company, performing lease revenue accounting and state production tax and regulatory reporting functions. During 2000, Mr. Broaddrick became employed with Duke Energy Field Services performing state production tax functions. During 2001, Mr. Broaddrick joined Arena as chief accountant and, effective February 1, 2002, assumed responsibilities as Vice President and Chief Financial Officer.

      Mr. Broaddrick received a Bachelor's Degree in Accounting from Langston University, through Oklahoma State University - Tulsa, in 1999. Mr. Broaddrick is a Certified Public Accountant (CPA).

MR. ROBERT MORLEY - VICE PRESIDENT OF INVESTOR RELATIONS
Age:  56

      Mr. Morley graduated from California State University, Chico and taught at the secondary level prior to becoming a registered Principal in 1973 with North Pacific Securities, Inc. From 1985 to 1987, Mr. Morley was the National Marketing Director for Adaptive Communications Systems, Inc. From 1988 to present Mr. Morley has been associated with Petro Consultants, Inc. in a consulting capacity. Mr. Morley is currently on the Board of Directors and is Senior Vice-President of Marketing for Freedom Door Company, Inc.



                        Item 10 - EXECUTIVE COMPENSATION

     As of December 31, 2002, Mr. McCabe and Mr. Rochford are receiving a salary of $36,000/year each, Mr. Broaddrick receives a salary of $45,000/year and Mr. Morley does not receive a salary. Additionally, Mr. Broaddrick received 3,000 shares of Arena Resources, Inc. restricted stock as a bonus.

     As of January 1, 2003, the Company has adopted a non-qualified stock option program for its officers, directors and employees.


                   Item 11 - SECURITY OWNERSHIP OF MANAGEMENT
                          AND CERTAIN BENEFICIAL OWNERS

SHARES OWNED BY MANAGEMENT AND CERTAIN SECURITY HOLDERS

     The following table includes all shares issued to a director, officer or 5% or greater shareholder. There are no created or issued stock options or other stock rights in Arena as of December 31, 2002:

  Title or       Name of Owner     Amount Owned   Percent
    Class                                         of Class

Common Stock   Lloyd T. Rochford     1,287,500      20%
Common Stock    Stanley McCabe       1,138,000      18%
Common Stock     Robert Morley        136,340        2%
Common Stock      William R.           4,500         0%
                  Broaddrick
                      All            2,566,340      40%
              Officers/Directors
                  as a group

      As of February 4, 2003, in addition to the management shares listed above, Arena has approximately 409 public shareholders.

     Item 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There are certain transactions related to Arena which are not deemed to be "arms-length" transactions. That is, the parties on both sides of the contract or agreement have substantial relationships or common interests. All such material transactions are believed to be disclosed in this section.

      1. The initial capital assets contributed to Arena were supplied by its two initial shareholders. In contributing these assets there was no independent board of directors or shareholders to determine the reasonable valuation of the cash, oil and gas properties and related interest for the share hold interest obtained by the founders and initial shareholders. For the initial 1,300,000 shares acquired by both Mr. McCabe and Mr. Rochford, each contributed $33,695 in cash and a carried working interest obligation worth approximately $134,000. Of the cash contributed, $61,174 was employed to acquire the three initial leases. The contributed cash increased both shareholders' equity in Arena. The estimated future development costs to Messrs. McCabe and Rochford of $134,000 were estimated by independent engineers and have been accounted for as an estimated receivable from stockholders in the accompanying financial statements. Total actual costs incurred in relation to the carried working interest were $121,274. The remaining $12,726 was closed against additional paid in capital.

      During the year the Company borrowed $400,000 from two of its officers. The related notes payable bear interest at 10% per annum payable monthly. Principal and accrued interest were due December 31, 2002. The notes are secured by all mineral interest, rights and equipment. On December 30, 2002, the Company and the officers agreed to an 18 month extension to the notes payable, extending the maturity date to June 30, 2004. All other terms of the notes remained the same.



      During the year the Company issued common shares to a potentially related party, Petro Consultants, Inc ("Petro"). On April 26, 2002, the Company issued 25,000 shares of restricted common stock to Petro as a finders fee relating to a property acquisition. The company valued these shares at $2.50 per share, or $62,500. On May 20, 2002, the Company issued 70,000 shares of restricted common stock to Petro in what was recognized as a financing agreement for the drilling of a well. These shares were valued at $1.26 per share, or $88,200. On July 16, 2002, the Company issued 25,000 shares of restricted common stock to Petro as a finders fee relating to a property acquisition. The company valued these shares at $4.00 per share, or $100,000.

                        Item 13 - CONTROL AND PROCEDURES

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

Changes in internal controls - The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

     As of February 1, 2003, the Company expanded the Board of Directors to five members, adding Robert J. Morley and Chris V. Kemendo, Jr., CPA (retired).

     Also as of February 1, 2003, the Company established an audit committee and adopted an audit committee charter. Charles Crawford and Chris V. Kemendo, Jr., CPA (retired) are the directors elected to the audit committee. Chris V. Kemendo, Jr., CPA (retired) satisfies the requirements for a financial expert on the audit committee.




                                 Part IV

               Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                            AND REPORTS ON FORM  8-K

1.     Financial Statements:   See attached Index to  Financial Statements,
       Financial Statement and Supplemental Information as referenced in Part II, Item 7.

2.     Reports on Form 8-K:  None

3.     Exhibit Index:

       3.1 Articles of Incorporation of Registrant. Earlier filed and incorporated as part of SB-1 Registration Statement.

       3.2 By-Laws of Registrant. Earlier filed and incorporated as part of SB-1 Registration Statement.

      10.1 Acquisition Documents for Mineral Lease - Ona Morrow Unit. Earlier filed and incorporated as part of the 2nd Quarter 10-Q

      10.2  Acquisition Documents for Mineral Lease - Eva South Unit

      10.3  Acquisition Documents for Mineral Lease - Midwell Properties

      10.4  Acquisition Documents for Mineral Lease - Koehn Lease

      10.5  Promissory Note for credit facility

      99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.


                                   REGISTRANT:


                                   ARENA RESOURCES, INC.


Date:     March 5, 2003            By: /s/ Lloyd T. Rochford
                                   ---------------------------------
                                   Mr. Lloyd T. Rochford, President,
                                   Chief Executive Officer


Date:     March 5, 2003            By: /s/ Stanley McCabe
                                   ---------------------------------
                                   Mr. Stanley McCabe
                                   Treasurer, Secretary


Date:     March 5, 2003            By: /s/ William R. Broaddrick
                                   ---------------------------------
                                   Mr. William R. Broaddrick
                                   Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Date:     March 5, 2003            By: /s/ Lloyd T. Rochford
                                   ---------------------------------
                                   Mr. Lloyd T. Rochford,
                                   President/Director


Date:     March 5, 2003            By: /s/ Stanley McCabe
                                   ---------------------------------
                                   Mr. Stanley McCabe
                                   Director


Date:     March 5, 2003            By: /s/ Charles Crawford
                                   ---------------------------------
                                   Mr. Charles Crawford
                                   Director



                             Attachment A

                 Form of Certification for Form 10-KSB

                            CERTIFICATIONS

I, Lloyd T. Rochford, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Arena Resources, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 5, 2003

/s/  Lloyd T. Rochford
_____________________________________
Lloyd T. Rochford
Chief Executive Officer


                             Attachment A

                 Form of Certification for Form 10-KSB

                            CERTIFICATIONS

I, William R. Broaddrick, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Arena Resources, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 5, 2003

/s/  William R. Broaddrick
_____________________________________
William R. Broaddrick
Chief Financial Officer


                              ARENA RESOURCES, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----

Report of Independent Certified Public Accountants                 F-2

Balance Sheets - December 31, 2002 and 2001                        F-3

Statements of Operations for the Years Ended December 31,
2002 and 2001                                                      F-4

Statements of Stockholders' Equity for the Years Ended
December 31, 2001 and 2002                                         F-5

Statements of Cash Flows for the Years Ended December 31,
 2002 and 2001                                                     F-6

Notes to Financial Statements                                      F-8

Supplemental Information on Oil and Gas Producing
Activities                                                         F-16


HANSEN, BARNETT & MAXWELL                         (801) 532-2200
A Professional Corporation                      Fax (801) 532-7944
CERTIFIED PUBLIC ACCOUNTANTS                5 Triad Center, Suite 750
                                         Salt Lake City, Utah 84180-1128
Member of AICPA SEC Practice Section             www.hbmcpas.com
Member of Baker Tilly International


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and the Stockholders
Arena Resources, Inc.

We have audited the accompanying balance sheets of Arena Resources, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arena Resources, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                   /s/   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
January 24, 2003


                    ARENA RESOURCES, INC.
                        BALANCE SHEETS


                                                                     December 31,
                                                               --------------------------
                                                                   2002          2001
                                                               -----------    -----------
ASSETS

Current Assets
 Cash                                                          $   796,915    $   444,564
  Account receivable                                               269,436         33,733
 Subscription receivable                                           157,500              -
 Prepaid expenses                                                    1,128            906
                                                               -----------    -----------
 Total Current Assets                                            1,224,979        479,203
                                                               -----------    -----------

Property and Equipment, Using Full Cost Accounting
 Office equipment                                                   14,672          7,078
 Equipment                                                          21,794              -
 Oil and gas properties subject to amortization                  4,884,804      1,645,819
 Less:  Accumulated depreciation, depletion and amortization      (172,258)       (44,411)
                                                               -----------    -----------
 Net Property and Equipment                                      4,749,012      1,608,486
                                                               -----------    -----------
Long-Term Deposits                                                  76,502         50,000
                                                               -----------    -----------

Total Assets                                                   $ 6,050,493    $ 2,137,689
                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable                                              $   173,174    $    40,576
 Accrued liabilities                                                     -          5,015
 Notes payable                                                           -         18,000
 Accrued preferred dividends                                       114,685         36,144
                                                               -----------    -----------
 Total Current Liabilities                                         287,859         99,735
                                                               -----------    -----------

Long-Term Liabilities
 Put option                                                         50,604              -
 Notes payable to officers                                         400,000              -
 Deferred income taxes                                             187,193              -
                                                               -----------    -----------
 Total Long-Term Liabilities                                       637,797              -
                                                               -----------    -----------

Stockholders' Equity
 Preferred stock - $0.001 par value; 10,000,000 shares
  authorized; zero shares and 857,573 shares outstanding,
  respectively                                                           -      1,274,021
 Common stock - par value $0.001 per share; 100,000,000
  shares authorized; 6,282,056 shares and 3,604,500 shares
  outstanding, respectively                                          6,282          3,605
 Additional paid-in capital                                      5,287,189        817,811
 Options and warrants outstanding                                  382,040        103,600
 Receivable from preferred stockholder                                   -         (5,733)
 Accumulated deficit                                              (550,674)      (155,350)
                                                               -----------    -----------
 Total Stockholders' Equity                                      5,124,837      2,037,954
                                                               -----------    -----------

Total Liabilities and Stockholders' Equity                     $ 6,050,493    $ 2,137,689
                                                               ===========    ===========


The accompanying notes are an integral part of these financial statements.

                   ARENA RESOURCES, INC.
                  STATEMENTS OF OPERATIONS

                                                         For the Years Ended
                                                             December 31,
                                                        -----------------------
                                                           2002         2001
                                                        ----------   ----------

Oil and Gas Revenues                                    $1,657,037   $  311,733

Costs and Operating Expenses
 Oil and gas production costs                              594,863      106,927
 Oil and gas production taxes                              117,164       14,797
 Depreciation, depletion and amortization expense          127,847       44,148
 General and administrative expense                        248,018      119,696
 Non-cash services contributed by majority shareholders          -        8,000
                                                        ----------   ----------
  Total Costs and Operating Expenses                     1,087,892      293,568
                                                        ----------   ----------

Other Income (Expense)
 Interest expense                                          (15,923)           -
 Gain from change in fair value of put options              36,665            -
                                                        ----------   ----------
  Net Other Income                                          20,742            -
                                                        ----------   ----------

Income Before Provision for Income Taxes                   589,887       18,165

Provision for Deferred Income Taxes                        187,193            -
                                                        ----------   ----------
Net Income                                                 402,694       18,165

Preferred Stock Dividends                                  798,018       63,092
                                                        ----------   ----------

Loss Attributable to Common Shareholders                $ (395,324)  $  (44,927)
                                                        ==========   ==========

Basic and Diluted Loss Per Common Share                 $    (0.09)  $    (0.01)
                                                        ==========   ==========

Weighted-Average Common Shares Outstanding              $4,556,921   $3,367,774
                                                        ==========   ==========


The accompanying notes are an integral part of these financial statements.

                                   ARENA RESOURCES, INC.
                           STATEMENTS OF STOCKHOLDERS' EQUITY



                            Preferred Stock          Common Stock      Additional  Options and  Receivable                Total
                        ----------------------  ----------------------   Paid-in    Warrants      from    Accumulated Stockholders'
                          Shares      Amount      Shares      Amount     Capital   Outstanding Shareholders  Deficit      Equity
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                                               <C.

Balance December 31, 2000        -  $        -   2,600,000  $    2,600  $  298,789  $        -  $ (134,000) $ (110,423) $   56,966

Issuance for cash                -           -     800,000         800     147,703           -           -           -     148,503
Fair value of services
 and office space
 contributed by officers         -           -           -           -      25,000           -           -           -      25,000
Settlement of shareholder
 receivable                      -           -           -           -     (12,726)          -     134,000           -     121,274
Issuance in conversion of
 notes payable                   -           -      37,143          37      64,963           -           -           -      65,000
Issuance for partial working
 interest in properties          -           -     161,857         162     283,088           -           -           -     283,250
Issuance for services in
 acquisition of properties       -           -       2,500           3       4,997           -           -           -       5,000
Issuance for services            -           -       3,000           3       5,997           -           -           -       6,000
Issuance for cash          857,573   1,274,021           -           -           -     103,600      (5,733)          -   1,371,888
Preferred stock cash
 dividends accrued               -           -           -           -           -           -           -     (63,092)    (63,092)
Net Income                       -           -           -           -           -           -           -      18,165      18,165
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balance December
 31, 2001                  857,573   1,274,021   3,604,500       3,605     817,811     103,600      (5,733)   (155,350)  2,037,954

Issuance for cash        1,028,786   1,214,582           -           -     114,402     254,889           -           -   1,583,873
Issuance for cash to a
 related party                   -           -      70,000          70      88,130           -           -           -      88,200
Issuance for property
 acquisitions                    -           -     149,885         150     525,260           -           -           -     525,410
Preferred stock beneficial
 conversion dividends            -     114,402           -           -           -           -           -    (114,402)          -
Preferred stock cash
 dividends accrued               -           -           -           -           -           -           -    (274,589)   (274,589)
Preferred stock dividends
 paid with common stock          -           -     199,526         199     408,828           -           -    (409,027)          -
Conversion of preferred
 stock to common stock  (1,886,359) (2,603,005)  1,886,359       1,886   2,601,119           -           -           -           -
Issuance upon exercise
 of warrants                     -           -      74,786          75     215,565     (84,764)          -           -     130,876
Issuance for cash                -           -     286,000         286     493,535     108,315           -           -     602,136
Issuance for services            -           -      11,000          11      22,539           -           -           -      22,550
Collection of receivable
 from shareholder                -           -           -           -           -           -       5,733           -       5,733
Net Income                       -           -           -           -           -           -           -     402,694     402,694
                        ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Balance December
 31, 2002                        -  $        -   6,282,056  $    6,282  $5,287,189  $  382,040  $        -  $ (550,674) $5,124,837
                        ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========


    The accompanying notes are an integral part of these financial statements.

                                    ARENA RESOURCES, INC.
                                  STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended
                                                                    December 31,
                                                                       2002         2001
                                                                    ----------   ----------
Cash Flows From Operating Activities
  Net income                                                        $  402,694   $   18,165
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Services and use of office space contributed by officers             -          8,000
      Shares issued for services                                        22,550        6,000
      Depreciation, depletion and amortization                         127,847       44,148
      Gain from change in fair value of put option                     (36,665)         -
      Changes in assets and liabilities:
          Accounts receivable                                         (258,730)     (33,733)
          Prepaid expenses                                                (222)        (906)
          Interest capitalized on certificates of deposit               (1,502)         -
          Accounts payable and accrued liabilities                     127,583       42,349
          Deferred income tax payable                                  187,193          -
                                                                    ----------   ----------
  Net Cash Provided by Operating Activities                            570,748       84,023
                                                                    ----------   ----------
Cash Flows from Investing Activities
  Purchase of oil and gas properties                                (2,603,279)  (1,035,620)
  Proceeds from sale of equipment                                          -         20,500
  Purchase of office equipment                                          (7,594)      (7,078)
  Purchase of plant & equipment                                        (21,794)         -
  Increase in long-term deposits                                       (25,000)     (50,000)
  Advance to unrelated party                                               -        (30,000)
  Collection of advance to unrelated party                                 -         30,000
                                                                    ----------   ----------
  Net Cash Used in Investing Activities                             (2,657,667)  (1,072,198)
                                                                    ----------   ----------
Cash Flows From Financing Activities
  Proceeds from issuance of common stock, net of offering costs        532,836      154,470
  Proceeds from issuance of preferred stock, net of offering costs   1,589,606    1,371,888
  Proceeds from issuance of loan payable to stockholders                   -         20,000
  Proceeds from warrant exercise                                       130,876            -
  Proceeds from issuance of note payables                              400,000            -
  Payment of loan from stockholders                                        -        (45,000)
  Payment on note payable                                              (18,000)     (60,000)
  Payment of dividends to preferred stockholders                      (196,048)     (26,948)
                                                                    ----------   ----------
  Net Cash Provided by Financing Activities                          2,439,270    1,414,410
                                                                    ----------   ----------
Net Increase in Cash                                                   352,351      426,235

Cash at Beginning of Period                                            444,564       18,329
                                                                    ----------   ----------
Cash at End of Period                                               $  796,915   $  444,564
                                                                    ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                           ARENA RESOURCES, INC.
                    STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                     For the Years Ended
                                                                         December 31,
                                                                    -----------------------
                                                                       2002         2001
                                                                    ----------   ----------

Supplemental Cash Flows Information
  Cash paid for interest                                            $   17,425   $      -

Supplemental Schedule of Noncash Investing and Financing Activities
  Accrual of preferred stock dividends                              $  274,589   $   63,092
  Common stock issued for oil and gas properties less call
    options granted                                                    525,410      283,500
  Receivable from shareholders related to stock offerings              157,500        5,733
  Preferred stock dividends paid with common stock                     409,027          -
  Beneficial conversion feature on convertible preferred stock         114,402          -
  Value of put option included in cost to acquire partial
    working interest in oil and gas propreties                          87,269          -
  Settlement of receivable for partial working interest
    in oil and gas property                                             23,027          -
  Note payable issued for oil and gas properties                           -        143,000
  Common stock issued for services related to property acquisition         -          5,000
  Settlement of esimated receivable from stockholder by
    stockholder's payments of developments costs                           -        121,274
  Elimination of remaining estimated receivable from
    stockholder against additional paid-in capital                         -         12,726
  Services contributed by officers and capitalized as
    development costs                                                      -         17,000



        See accompanying notes to audited condensed financial statements.

                      ARENA RESOURCES, INC.
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2002 AND 2001



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations - Arena Resources, Inc. (the "Company") began operations as an unincorporated joint venture on March 3, 2000. On August 31, 2000, the joint venture was incorporated under the laws of the State of Nevada.

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

Financial Instruments and Cash Equivalents - The Company's financial instruments consist of cash equivalents and notes payable to officers. The carrying value of these financial instruments approximates fair value because they bear interest at rates which approximate market rates. Cash and cash equivalents include investments in highly-liquid debt instruments with an original maturity of three months or less. The Company has deposits with a bank that are $718,580 in excess of federally insured limits at December 31, 2002. Certificates of deposit totaling $76,502 are classified as long-term deposits as they are assigned as collateral under long-term standby letters of credit.

Held to Maturity Investments - The Company is required to maintain a $50,000 certificate of deposit at a federally insured institution in order to do business in the state of Texas. The maturity date of the investment is July 2003. The Company is also required to maintain a $25,000 certificate of deposit at a federally institution in order to do business in the state of Oklahoma.
The maturity date of the investment is April 2004. The Company intends to maintain these investments for a long duration; accordingly, the investments have been classified as long-term deposits in the accompanying balance sheet.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Depletion and amortization expense for the year ended December 31, 2002, was $124,391, based on depletion at the rate of $1.84 per barrel of oil and for the year ended December 31, 2001, was $43,818, based on depletion at the rate of $2.57 per barrel of oil.


In addition, capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Property and Equipment - Depreciation of equipment is computed using the straight-line method over the estimated useful life of the asset which is currently seven years. Depreciation expense was $3,456 and $330 for the years ended December 31, 2002 and 2001, respectively.

Income Taxes - Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Basic and Diluted Loss Per Share - Basic income (loss) per common share is computed by dividing loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to potentially issuable common shares except during loss periods when those potentially issuable common shares would decrease loss per common share. There were 857,573 shares of Class A preferred stock outstanding at December 31, 2001 that were excluded from the calculation of diluted loss per common share during the year ended December 31, 2001 because they were anti-dilutive. There were 221,200 warrants outstanding at December 31, 2002 that were excluded from the calculation of diluted loss per common share during the year ended December 31, 2002 because they were anti-dilutive.

Major Customers - During the year ended December 31, 2002 sales to a customer represented 34% of total sales, sales to another customer represented 32% and sales to another customer represented 30%. At December 31, 2002, these three customers made up 19%, 36% and 20% of accounts receivable, respectively.

Reclassifications - The presentation of certain 2001 amounts have been reclassified to conform with the presentation of the 2002 financial statements.

Recent Accounting Pronouncements - In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. The Company implemented SFAS No. 144 effective January 1, 2002. The adoption of this standard has had no material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, the statement modifies the criteria classification of gains and losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30. The Company elected to adopt this standard during the year ended December 31, 2002 and has had no material effect on the Company's financial position or results of operations.


In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee plan severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Statement No. 148 also requires disclosure about those effects in interim financial information. The Company will adopt the disclosure requirements of Statement No. 148 beginning with its quarter ended March 31, 2003.

NOTE 2 - ACQUISITION OF OIL AND GAS PROPERTIES

Casey - Upon incorporation, certain property interests were transferred to the Company by its founders. These interests included a 40% working interest in certain gas properties in Oklahoma. In May 2001, the Company acquired an additional 30% working interest in the gas properties from a third party. The additional working interest was valued at $300,000 and was acquired by the issuance of 80,000 shares of common stock valued at $1.75 per share totaling $140,000, the assumption and payment of $50,000 in obligations of the seller and the issuance of two notes payable totaling $110,000. The $65,000 note was due in 90 days with the remaining balance of $45,000 due in 120 days. The notes bore no interest and imputed interest on the notes was not material due to their short term. The $50,000 liability transferred from the seller related to the seller's previous obligation with the operator of the properties and was paid in May 2001. During 2001, the Company paid $45,000 of principal on notes and issued 37,143 shares of common stock at $1.75 per share in settlement of the remaining $65,000 of principal of the note. The value of the stock was based on its market value at the date of the settlement and resulted in no gain or loss on the settlement of the note payable.

In October 2001, the Company acquired an additional 24% working interest and a 2.5% overriding royalty interest in the gas properties in Oklahoma. The total purchase price was $266,250. The consideration provided by the Company consists of 81,857 shares of common stock valued at $143,250 or $1.75 per share; $90,000 paid in cash; and a $33,000 note payable due on December 31, 2001, without interest. The value of the stock was based on its market value on the date issued. As of December 31, 2001 Arena had paid $15,000 towards the balance of the note leaving a remaining balance of $18,000 payable at December 31, 2001 which was paid during 2002.

Y6 Property - During July 2001, the Company completed the acquisition of a 100% working interest (80% net revenue interest) in oil and gas properties located in Texas. Though the acquisition didn't close until July, the effective date of this agreement was June 1, 2001 and the Company became responsible for operating costs for June's production and was entitled to June's production revenues. The working interest was valued at $750,000 and was purchased with a $750,000 cash payment. The funds were derived from the private placement offering of the Company's Class A preferred stock.


Koehn Property - On March 12, 2002, the Company entered into a farm out agreement relating to certain oil and gas property in Haskell and Gray Counties, Kansas referred to as the Koehn Property. Under the terms of the agreement, the Company agreed to drill one well and could drill additional wells on the property. In exchange for each well drilled, the Company will be assigned 100% of the working interest (80% of the net revenue interest) in the well and related oil and gas until payout of all costs of drilling, equipping, completing and operating the well. After payout, the Company's working interest in the wells and related oil and gas will decrease to 75% (60% of the net revenue interest). The Company successfully drilled one well at a cost of approximately $127,000. The well found proved gas reserves but is currently shut-in pending a pipeline connection.

On March 20, 2002, the Company entered into an agreement with Petro Consultants, Inc. ("Petro"), a related-party shareholder of the Company, that created a joint venture between the two companies to drill and operate the well on the above-mentioned property. Under the terms of the agreement, Petro purchased 27% of the working interest in the well for $88,200. On May 20, 2002, after the well was successfully drilled, the Company issued 70,000 shares of common stock to Petro to repurchase the 27% working interest in the well. The transactions with Petro have been recognized as a financing arrangement and have been accounted for as the issuance of 70,000 shares of common stock for $88,200 in cash, or $1.26 per share, without other rights to the property.

Dodson - On April 26, 2002, the Company purchased a working interest in a mineral lease located in Montague County, Texas in exchange for a cash payment of $200,000. In addition, the Company issued 25,000 shares of common stock to Petro as a finder's fee, valued at $2.50 per share, or $62,500, based on the market value of the common stock on the date issued. The finder's fee was capitalized as a cost of the mineral lease.

Ona Morrow - On June 18, 2002, the Company purchased a working interest in a mineral lease located in Texas County, Oklahoma for a cash payment of $735,000.

Eva South - On July 16, 2002, the Company purchased a working interest in a mineral lease located in Texas County, Oklahoma in exchange for a cash payment of $827,500. In addition, the Company issued 25,000 shares of common stock to Petro as a finder's fee, valued at $4.00 per share, or $100,000, based on the market value of the common stock on the date issued. The finder's fee was capitalized as a cost of the mineral lease.

Midwell - On August 23, 2002, the Company entered into an agreement to purchase a working interest in mineral leases located in Cimarron County, Oklahoma. The cost of mineral interests acquired was $550,179 with the consideration given consisting of a cash payment of $100,000, the issuance of 99,885 shares of common stock valued at $399,540 or $4.00 per share based on the market value of the common stock on the date issued, the issuance of a put option to the seller valued at $87,269, less a call option received from the seller valued at $36,630.

Under the terms of the put option, the seller has the right on September 1, 2004 to require the Company to repurchase the 99,885 common shares at $4.00 per share. The issuance of the put option was recorded as a liability based on the holder's ability to require the Company to pay cash to redeem the common stock and was recorded at its fair value of $87,269 on the date issued. The fair value of the put option was computed using the Black-Scholes option pricing model with the following assumptions: 2.2% risk-free interest rate; 43% expected volatility; two years expected life and 0% dividend yield. The put is derivative and as such, the liability will be revalued to its fair value at each balance sheet date with adjustments to fair value being charged or credited to operations. At December 31, 2002 the liability was revalued to its fair value of $50,604 calculated using the Black-Scholes option pricing model with the following assumptions: 1.8% risk-free interest rate; 36% volatility; 1.7 year expected life and 0% dividend yield.

The call option received by the Company granted the Company the option to repurchase 50,000 of the common shares at $5.00 per shares from the date issued through September 11, 2004. The call option is exercisable at the Company's discretion and was therefore recorded as a reduction of additional paid-in capital based on its fair value of $36,630 on the date received. The fair value of the call option was determined using the Black-Scholes option pricing model with the following assumptions: 2.2% risk-free interest rate; 43% expected volatility; two year expected life and 0% dividend yield. The call option is part of permanent equity and will not be revalued at any future date.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class "A" convertible preferred shares, with a par value of $0.001 per share.

Preferred Stock - From July through November 2001, the Company issued 857,573 shares of 10% Class A convertible preferred stock in a private placement offering at $1.75 per share. The Company received gross proceeds of $1,500,753 before offering costs of $123,132. The placement agents received a cash commission of 10% on shares they placed and warrants to purchase 59,200 shares of common stock at $1.75 per share for a period of three years. The fair value of the warrants was $103,600 and was accounted for as an additional offering cost. Through December 31, 2001, gross proceeds received consisted of $1,495,020 in cash and $5,733 in a subscription agreement receivable from a shareholder. During the year ended December 31, 2002, the Company collected $5,733 of subscriptions receivable that were outstanding at December 31, 2001.

From January 1, 2002 through July 1, 2002, the Company issued an additional 1,028,786 shares of Class A convertible preferred stock at $1.75 per share under the terms of the private placement offering and realized gross proceeds during that period of $1,800,376 before cash offering costs of $216,503. Offering costs included a 10% cash commission paid to the placement agents on shares they placed. The private placement offering was closed on July 1, 2002. The Company issued the placement agents warrants to purchase 236,786 shares of common stock at $1.75 per share for a period of three years. The Company valued the warrants issued to the placement agents at $254,889 and accounted for the warrants as an additional offering cost. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk free interest rate of 3.4%, volatility of 47%, expected life of 3 years and expected dividend yield of 0%. The Company has committed to include the common shares underlying the warrants issued to the placement agents during 2001 and 2002 in any registration statement filed with the U.S. Securities and Exchange Commission during the three-year period from the date the warrants were issued.

The Company determined that the issuance of Class A preferred stock issued in 2002 resulted in the related shareholders receiving a beneficial conversion option at the dates the preferred stock was issued. This beneficial conversion option was valued at $114,402 based on the difference between the effective conversion price and the market value of the Company's common stock on the dates issued. Since the preferred shares were immediately convertible into common stock, the Company recognized the beneficial conversion option as preferred stock dividends on the dates the preferred stock was issued.

The Class A preferred stock was convertible into common shares from the date of issuance on a 1-for-1 ratio. The Class A preferred shares were automatically convertible into common shares if the price of the common shares was equal to or greater than $4.00 for 20 consecutive days. After one year, the Class A preferred shares were redeemable by the Company, subject to a 30-day notice, at $1.84 per share plus payment of any accrued dividends. The Class A preferred shares accrue dividends at the rate of $0.175 per share annually and are payable quarterly. The Class A preferred shares were non-voting and were entitled to priority over the common shares in the payment of dividends and in liquidation.

On July 30, 2002, the Company's common stock was priced at or above $4.00 per share for the twentieth consecutive day. Accordingly, the 1,886,359 shares of Class "A" preferred stock were converted into 1,886,359 shares of common stock on July 30, 2002.

During the year ended December 31, 2001, the Company accrued $63,092 in Class A preferred stock dividends. Of this amount, $26,948 was paid during 2001 and the remaining $36,144 was paid during 2002. The provisions of the preferred stock dictate that dividends will be paid up to the date of conversion or for one year from the date of issuance, whichever is later; accordingly, the Company accrued all remaining cash dividends that will be paid in connection with the Series A preferred stock conversion on July 30, 2002. The total Series A preferred stock 2002 dividends payable in cash were $274,589. The Company paid $196,048 in preferred dividends during the year ended December 31, 2002, of which $159,904 related to dividends accrued during 2002.

On October 1, 2002, the Company offered all former Class A preferred shareholders additional restricted common shares equal to 10% of the common issued upon conversion of the preferred stock, shares, in exchange for their agreement and consent not to engage in any sales, assignments or rights related to the common stock issued for a period of twelve months from the earliest date the common stock could otherwise be traded under existing restricted stock agreements or federal securities regulations. Under that offer, the Company issued 181,387 common shares to the former Class A preferred shareholders. In addition, the Company issued the placement agents 18,139 common shares as compensation for obtaining relating to the lock up agreements. The Company recognized the common shares issued as preferred stock dividends and valued them at $409,027 or $2.05 per share based on the market value of the common stock on the dates the offer was accepted.

Common Stock - The Company completed a public offering of 800,000 shares of common stock on February 14, 2001 for $200,000 in cash, net of $51,497 of offering costs.

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



On August 22, 2002, the Company initiated a private placement offering of common stock at $2.50 per share with a detachable warrant exercisable at $5.00 per share through September 30, 2005. Through December 31, 2002, the Company had issued 286,000 shares of common stock and warrants under the terms of the private placement offering for gross proceeds of $715,000 before cash offering costs of 112,864 and were allocated to the common stock issued and the warrants based upon their relative fair value. Accordingly, $493,821 was allocated to the 286,000 shares of common stock, and $108,315 was allocated to the 286,000 warrants. Although the amount allocated to the warrants was less than their fair value, the fair value of the warrants was $278,015 determined using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.8%, expected dividend yield of 0%, volatility of 36.5%, and expected lives of 2.8 years.

During the year ended December 31, 2002, warrant holders exercised 74,786 warrants for the purchase of common stock for $130,876 or $1.75 per share.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

On July 1, 2002, the Board of Directors authorized the Company to borrow up to $500,000 from its officers. On July 26, 2002, the Company borrowed $400,000 from two of its officers. The related notes payable bear interest at 10% per annum payable monthly. Principal and accrued interest were due December 31, 2002. The notes are secured by all mineral interest, rights and equipment. On December 30, 2002, the Company and the officers agreed to an 18 month extension to the notes payable, extending the maturity date to June 30, 2004. All other terms of the notes remained the same.

NOTE 5 - INCOME TAXES

The Company has paid no federal or state income taxes since its incorporation. As of December 31, 2002, the Company had net operating loss carry forwards for federal income tax reporting purposes of $209,559 which, if unused, will expire in 2022. The principal temporary differences are from depletion related deductions for intangible drilling costs deducted for income tax purposes but capitalized for financial reporting purposes and net operating loss carry forwards. The net deferred tax liability consisted of the following at December 31, 2002 and 2001:

                                                     2002          2001
                                                  ----------   ----------

     Deferred tax asset - operating loss
       carry forwards                             $   77,658   $   41,041
     Deferred tax asset valuation allowance                -      (10,667)
     Deferred tax liability - depletion             (264,851)     (30,374)
                                                  ----------   ----------
       Total Deferred Income Tax Assets           $ (187,193)  $        -
                                                  ==========   ==========



The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes for the years ended December 31, 2002 and 2001:

                                                     2002         2001
                                                  ----------   ----------

     Tax at federal statutory rate (34%)          $  200,562   $    6,176
     State tax, net of federal benefit                19,466          600
     Benefit of operating loss carry forwards        (10,667)      (6,776)
     Other                                           (22,168)           -
                                                  ----------   ----------

     Provision for Income Taxes                   $  187,193   $        -
                                                  ==========   ==========

NOTE 6 - COMMITMENTS

Operating Leases - Effective June 1, 2002, the Company entered into a two-year extension to an existing operating lease agreement for office space. Under terms of the lease, the Company pays $728 per month through May 1, 2004. The Company incurred lease expense of $7,626 for the year ended December 31, 2002. The future minimum lease payments under the operating lease agreement as of December 31, 2002 consist of $8,736 due during the year ending December 31, 2003 and $3,640 due during the year ending December 31, 2004.

Effective September 15, 2002, the Company entered into a lease agreement for gas compressor equipment. The rental rate on the agreement is $1,400 per month.
The agreement has a minimum term of 12 months, after which the lease will continue on a month to month basis until canceled by either party. Either party may terminate the agreement upon 30 days written notice.

Standby Letters of Credit - A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas and Oklahoma totaling $75,000 to allow the Company to do business in those states. The standby letters of credit are valid through August 2004 and are collateralized by an assignment of certificates of deposit totaling $76,502. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to December 31, 2002, the Company has issued 48,000 common shares as part of its ongoing private placement offering. Net proceeds received during 2003 were $120,000.

As of January 1, 2003, the Company has adopted a non-qualified stock option program for its officers, directors and employees.

On February 3, 2003, the Company established a $10,000,000 revolving credit facility with a bank with an initial borrowing base of $2,000,000. The interest rate is a floating rate equal to the JP Morgan Chase Prime rate plus 1% with interest payable monthly. Annual fees for the facility are 1/2 of one percent of the unused portion of the borrowing base. Amounts borrowed under the revolving credit facility will be due in February 2005. The revolving credit facility is secured by the Company's principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank and the credit facility was guaranteed by two of the Company's officers. The Company is required under the terms of the credit facility to maintain a tangible net worth of $4,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1.



Capitalized Costs Relating to Oil and Gas Producing Activities

                                                        December 31,
                                                     2002         2001
                                                  -----------  -----------
  Proved oil and gas properties                   $ 4,884,804  $ 1,645,819
  Less accumulated depletion and amortization        (168,472)     (44,081)
                                                  -----------  -----------
  Net Capitalized Costs                           $ 4,716,332  $ 1,601,738
                                                  ===========  ===========

Costs Incurred in Oil and Gas Producing Activities for the Years Ended December 31, 2002 and 2001

                                                        December 31,
                                                     2002         2001
                                                  -----------  -----------

  Acquisition of proved properties                $ 2,659,832  $ 1,383,908
  Development costs                                   579,153      201,120
                                                  -----------  -----------

  Total Costs Incurred                            $ 3,238,985  $ 1,585,028
                                                  ===========  ===========

Results of Operations from Oil and Gas Producing Activities for the Years Ended December 31, 2002 and 2001
                                                     2002         2001
                                                  -----------  -----------

  Oil and Gas revenues                            $ 1,657,037  $   311,733
  Production costs                                   (594,863)    (106,927)
  Production taxes                                   (117,164)     (14,797)
  Depletion and amortization                         (124,391)     (43,818)
                                                  -----------  -----------

  Results of Oil and Gas Producing Operations     $   820,619  $   146,191
                                                  ===========  ===========

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



                                         For the Years Ended December 31,
                                  ---------------------------------------------
                                           2002                   2001
                                  ----------------------  ---------------------
                                     Oil 1       Gas 1       Oil 1       Gas 1
                                  ----------  ----------  ---------  ----------
Proved Developed and Undeveloped
  Reserves
   Beginning of period               494,823   2,960,373          -     478,263
   Purchases of minerals in place  5,465,906   1,676,706    493,649   1,636,959
   Extensions and discoveries              -           -          -     843,512
   Production                        (58,717)    (46,819)   (16,211)     (5,590)
   Revisions of previous estimates    80,674  (1,402,503)    17,385       7,229
                                  ----------  ----------  ---------  ----------
   End of Year                     5,982,686   1,187,757    494,823   2,960,373
                                  ==========  ==========  =========  ==========
Ending Proved Developed Reserves     750,464   1,151,985    142,371   1,038,564
                                  ==========  ==========  =========  ==========
_______________________________
 1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.



Standardized Measure of Discounted Future Net Cash Flows at December 31, 2002 and 2001
                                                  2002            2001
                                              ------------    ------------
  Future cash inflows                         $154,639,383    $ 16,985,483
  Future production and development costs      (42,401,610)     (5,914,164)
  Future income tax expenses                   (36,580,859)     (3,257,738)
  Future net cash flows                         75,656,914       7,813,581
                                              ------------    ------------
  10% annual discount for estimated timing
    of cash flows                              (33,180,087)     (2,610,209)
                                              ------------    ------------
  Standardized Measure of Discounted
    Future Net Cash Flows                     $ 42,476,827    $  5,203,372
                                              ============    ============

The following are the principal sources of change in the standardized measure of discounted future net cash flows during the years ended December 31, 2002 and 2001:

                                                  2002            2001
                                              ------------    ------------

Standardized measure of discounted future
 net cash flows at beginning of year          $  5,203,372    $    743,452
Changes during the year
  Purchase of minerals in place                 48,956,314       9,656,702
  Extensions and discoveries                           -           938,208
  Development costs incurred                       215,433         201,120
  Sales of oil and gas produced, net of
    production costs                            (1,057,366)       (195,692)
  Accretion of discount                          3,525,683         699,440
  Net changes in prices and production
    costs                                        6,456,827      (5,168,422)
  Revision of estimated future development
    costs                                         (142,491)        (36,620)
  Revision of estimated recoverable reserves    (2,497,666)        174,560
  Net change in income taxes                   (18,183,279)     (1,809,376)
                                              ------------    ------------

  Net change during the year                    37,273,455       4,459,920
                                              ------------    ------------

Standardized measure of discounted future
  net cash flows at end of year               $ 42,476,827    $  5,203,372
                                              ============    ============


