Form 10QSB
period 2003-03-31
ARENA RESOURCES INC
filed 2003-05-15
CIK 1123871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended March 31, 2003

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

                                 (918) 747-6060
                                 --------------
                           (Issuer's telephone number)



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

As of May 12, 2003, the Company had outstanding 6,382,856 shares of common stock ($0.001 par value).


                                      INDEX

                              Arena Resources, Inc.
                      For the Quarter Ended March 31, 2003

Part I.  Financial Information
                                                               Page

   Item 1.  Financial Statements (Unaudited)                     3

      Condensed Balance Sheets as of March 31, 2003 and
        December 31, 2002 (Unaudited)                            4

      Condensed Statements of Operations for the Three Months
        Ended March 31, 2003 and 2002 (Unaudited)                5

      Condensed Statements of Cash Flows for the Three Months
        Ended March 31, 2003 and 2002 (Unaudited)                6

      Notes to Condensed Financial Statements (Unaudited)        7

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations       11

   Item 3.  Controls and Procedures                             15

Part II.  Other Information

   Item 1. Legal Proceedings                                    16

   Item 4. Submission of Matters to a Vote of Security Holders  16

   Item 5. Other Information                                    16

   Item 6. Exhibits and Reports on Form 8-K                     16

Signatures                                                      17



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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.



ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)


                                                              March 31,      December 31,
                                                                2003             2002
-----------------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash                                                        $ 1,216,320      $   796,915
 Account receivable                                              274,890          269,436
 Subscription receivable                                             -            157,500
 Prepaid expenses                                                  2,128            1,128
-----------------------------------------------------------------------------------------
   Total Current Assets                                        1,493,338        1,224,979
-----------------------------------------------------------------------------------------


Property and Equipment, Using Full Cost Accounting
 Oil and gas properties subject to amortization                5,038,518        4,884,804
 Equipment                                                        21,794           21,794
 Office equipment                                                 14,672           14,672
-----------------------------------------------------------------------------------------
   Total Property and Equipment                                5,074,984        4,921,270
 Less:  Accumulated depreciation and amortization               (222,477)        (172,258)
-----------------------------------------------------------------------------------------
 Net Property and Equipment                                    4,852,507        4,749,012
-----------------------------------------------------------------------------------------

Long-Term Deposits                                                76,502           76,502
-----------------------------------------------------------------------------------------

Total Assets                                                 $ 6,422,347      $ 6,050,493
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
 Accounts payable                                            $    94,292      $   173,174
 Accrued liabilities                                               6,098              -
 Accrued preferred dividends                                      68,301          114,685
-----------------------------------------------------------------------------------------
   Total Current Liabilities                                     168,691          287,859
-----------------------------------------------------------------------------------------

Long-Term Liabilities
 Put option                                                       45,828           50,604
 Notes payable to officers                                       400,000          400,000
 Deferred income taxes                                           303,593          187,193
-----------------------------------------------------------------------------------------
   Total Long-Term Liabilities                                   749,421          637,797
-----------------------------------------------------------------------------------------

Stockholders' Equity
 Preferred stock - $0.001 par value; 10,000,000 shares
  authorized; no shares issued or outstanding                       -                -
 Common stock - par value $0.001 per share; 100,000,000
  shares authorized; 6,372,856 shares and 6,282,056 shares
  outstanding, respect                                             6,373            6,282
 Additional paid-in capital                                    5,418,902        5,287,189
 Options and warrants outstanding                                433,975          382,040
 Accumulated deficit                                            (355,015)        (550,674)
-----------------------------------------------------------------------------------------
   Total Stockholders' Equity                                  5,504,235        5,124,837
-----------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                   $ 6,422,347      $ 6,050,493
=========================================================================================




     See accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)





For the Three Months Ended March 31                      2003           2002
-------------------------------------------------------------------------------

Oil and Gas Revenues                                  $ 807,021      $ 143,332
-------------------------------------------------------------------------------

Costs and Operating Expenses
   Oil and gas production costs                         242,071         46,556
   Oil and gas production taxes                          53,950          7,229
   Depreciation, depletion and amortization              50,219         22,648
   General and administrative expense                   143,631         46,821
-------------------------------------------------------------------------------
             Total Costs and Operating Expenses         489,871        123,254
-------------------------------------------------------------------------------

Other Income (Expense)
   Gain from change in fair value of put options          4,776            -
   Interest expense                                      (9,867)           -
-------------------------------------------------------------------------------
             Net Other Expense                           (5,091)           -
-------------------------------------------------------------------------------

Income Before Provision for Income Taxes                312,059         20,078

Provision for Deferred Income Taxes                     116,400            -
-------------------------------------------------------------------------------

Net Income                                              195,659         20,078

Preferred Stock Dividends                                   -           39,706
-------------------------------------------------------------------------------

Income (Loss) Attributable to Common Shares           $ 195,659      $ (19,628)
===============================================================================

Basic Income (Loss) Per Common Share                  $    0.03      $   (0.01)
Diluted Income (Loss) Per Common Share                     0.03          (0.01)
===============================================================================

Basic Weighted-Average Common Shares Outstanding      6,327,609      3,604,500
Diluted Weighted-Average Common Shares Outstanding    6,327,609      3,604,500
===============================================================================



     See accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)



For the Three Months Ended March 31                           2003           2002
-----------------------------------------------------------------------------------
Cash Flows From Operating Activities
 Net income                                               $  195,659     $  20,078
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and depletion                               50,219        22,648
     Gain from change in fair value of put option             (4,776)          -
     Changes in assets and liabilities:
         Accounts receivable                                  (5,454)      (24,822)
         Prepaid expenses                                     (1,000)          -
         Accounts payable and accrued liabilities            (72,784)       (6,496)
         Deferred income taxes                               116,400           -
-----------------------------------------------------------------------------------
 Net Cash Provided by Operating Activities                   278,264        11,408
-----------------------------------------------------------------------------------

Cash Flows from Investing Activities
 Purchase of oil and gas properties                         (153,714)      (19,715)
 Purchase of office equipment                                    -            (300)
 Drilling advances                                               -          47,611
-----------------------------------------------------------------------------------
 Net Cash Used in Investing Activities                      (153,714)       27,596
-----------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock, net of offering     183,739           -
 Collection of common stock subscription receivable          157,500           -
 Proceeds from issuance of preferred stock, net of
  offering costs                                                 -          91,236
 Payment on note payable                                         -          (8,000)
 Payment of dividends to preferred stockholders              (46,384)      (36,144)
-----------------------------------------------------------------------------------
 Net Cash Provided by Financing Activities                   294,855        47,092
-----------------------------------------------------------------------------------

Net Increase in Cash                                         419,405        86,096

Cash at Beginning of Period                                  796,915       444,564
-----------------------------------------------------------------------------------

Cash at End of Period                                     $1,216,320      $530,660
===================================================================================

Supplemental Cash Flows Information
 Cash paid for interest                                   $    9,867     $     -
===================================================================================




     See accompanying notes to unaudited condensed financial statements.

                             ARENA RESOURCES, INC.
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2003


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation, consisting of normal recurring adjustments, except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2002. The financial position and results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Amortization expense for the three months ended March 31, 2003 was $47,843 based on depletion at the rate of $1.88 per barrel of oil equivalents compared to $20,909 based on depletion at the rate of $2.65 per barrel of oil equivalent for the three months ended March 31, 2002.


                             ARENA RESOURCES, INC.
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2003


In addition, capitalized costs are subject to a ceiling test which limits such costs to the estimated present value of future net revenues from proved reserves, discounted at a 10-percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Consideration received from sales or transfers of oil and gas property is accounted for as a reduction of capitalized costs. Revenue is not recognized in connection with contractual services performed in connection with properties in which the Company holds an ownership interest.

Income (Loss) Per Common Share - Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock.

Concentration of Credit Risk and Major Customer - The Company currently has cash in excess of federally insured limits at March 31, 2003. During the three months ended March 31, 2003, sales to one customer represented 61% of total sales and sales to another customer represented 20% of total sales. At March 31, 2003, these two customers made up 57% and 19% of accounts receivable, respectively.

Stock-Based Employee Compensation - On April 1, 2003, the Company issued stock options to directors and employees, which are described more fully in Note 4. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and related interpretations in accounting for its stock-based compensation awards. Under APB 25, no compensation expense will be charged to earnings for employee stock option awards because the options granted had an exercise price equal to the fair value of the underlying common stock on the grant date.

Alternately, Statements on Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock option awards. Under both methods, upon issuance of common stock under the options, proceeds received in excess of par value are credited to additional paid-in capital. The dilutive effect of outstanding options is reflected as additional share dilution in the computation of income per common share. Although there was no effect on net income and income per share during the three months ended March 31, 2003 because the stock options were not granted during that period, future periods will include disclosure of the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. Under SFAS 123, the pro forma estimated compensation expense, after tax, for 2003, 2004 and 2005 will be approximately $395,000, $353,000 and $209,000, respectively.

NOTE 2 - NOTES PAYABLE

On February 3, 2003, the Company established a $10,000,000 revolving credit facility with a bank with an initial borrowing base of $2,000,000. The interest rate is a floating rate equal to the JP Morgan Chase prime rate plus 1% with interest payable monthly. Annual fees for the facility are 1/2 of one percent of the unused portion of the borrowing base. Amounts borrowed under the revolving credit facility will be due in February 2005. The revolving credit facility is secured by the Company's principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank and the credit facility was guaranteed by two of the Company's officers. The Company is required under the terms of the credit facility to maintain a tangible net worth of $4,000,000, maintain a 5-to-1 ratio


                             ARENA RESOURCES, INC.
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2003



of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1. As of March 31, 2003, no amounts had been borrowed under this credit facility.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class "A" convertible preferred shares, with a par value of $0.001 per share.

Private Placement Offering of Common Stock and Warrants - On August 22, 2002, the Company initiated a $3,000,000 private placement offering of the Company's common stock at $2.50 per share with a detachable warrant exercisable at $5.00 per share through September 30, 2005. During the three months ended March 31, 2003, the Company issued 91,800 shares of common stock and 91,800 warrants for $183,739 in net cash proceeds (net of cash offering costs of $45,761). In addition, the placement agents received, for their services, 16,830 warrants exercisable at $5.00 per share through September 30, 2005. The net proceeds received were allocated to the common stock and the warrants based upon their relative fair values, with $147,726 allocated to the common stock and $36,013 allocated to the warrants. The fair value of the warrants issued was $100,706, or $0.93 per warrant, which was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.8%, expected dividend yield of 0%, volatility of 35.7% and an expected life of 2.6 years.

In addition, during the three months ended March 31, 2003, the placement agents earned 52,433 additional warrants, with the same terms, for their services relating to the shares of common stock and warrants issued during 2002. During the three months ended March 31, 2003, $15,922 of the proceeds from the 2002 cash offering proceeds were allocated to the additional warrants, based upon their relative fair value. Through March 31, 2003, the Company had issued 377,800 units of common stock and warrants to investors under the offering for $785,875 in net cash proceeds (net of cash offering costs of $158,625) and had issued 69,263 warrants to the placement agents for their services.

NOTE 4 - EMPLOYEE STOCK OPTIONS

On April 1, 2003, the Company granted options to directors and employees to purchase 1,000,000 shares of common stock at $3.70 per share through April 1, 2008, subject to shareholder approval. The options vest at the rate of 20% each year over five years. The exercise price was 85% of the market value of the Company's common stock on the date issued. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the 15% discount from the market price of the Company's common stock used in determining the fair value of the common stock is considered reasonable and the options are not compensatory. Accordingly, the Company will not recognize any compensation expense from the grant of these stock options in future periods.

The fair value of the options granted was $1,837,935, or $1.84 per share, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% percent, expected volatility of 36.3%, risk-free interest rate of 2.8% and expected lives of 5.0 years.


                             ARENA RESOURCES, INC.
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 2003


NOTE 5 - CONTINGENCIES AND COMMITMENTS

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

NOTE 6 - SUBSEQUENT EVENTS

As discussed in Note 4, the Company granted stock options to directors and employees on April 1, 2003 to purchase 1,000,000 shares of common stock at $3.70 per share through April 1, 2008, subject to shareholder approval.

On April 15, 2003, the common stock of Arena Resources, Inc. began trading on the American Stock Exchange.

Effective May 1, 2003, Arena Resources, Inc. acquired a 70% working interest, 56% net revenue interest, in oil and gas properties known as the Seven Rivers Queen Unit in Lea County, New Mexico. Total consideration provided by the Company was a cash payment of $900,000. These funds were drawn on the Company's revolving credit facility from the Bank of Oklahoma. The Company also issued 10,000 shares of the Company's common stock valued at $4.50 per share, or $45,000, as a finder's fee relating to this acquisition.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended March 31, 2003, the Company realized $807,021 in revenue compared to $143,332 in revenue for the same period in 2002. Income before accrual for deferred income taxes for the three months ended March 31, 2003 was $312,059 compared to $20,078 for the same period in 2002. Net income after preferred stock dividends was $195,659 for the three months ended March 31, 2003 compared to a loss of $19,628 for the same period in 2002. The Company also had positive net cash flows from operations of $278,264, compared to $11,408 for the same period in 2002.

Oil and gas production costs for the three months ended March 31, 2003 were $242,071, compared to $46,556 for the same period in 2002. Production taxes for the three months ended March 31, 2003 were $53,950, compared to $7,229 for the same period in 2002. Depreciation and depletion for the three months ended March 31, 2003 was $50,219, compared to $22,648 for the same period in 2002. General and administrative expenses for the three months ended March 31, 2003 were $143,631, consisting primarily of bank line of credit fees, stock exchange listing fees and payroll salaries and taxes, compared to $46,821 for the same period in 2002, consisting primarily of payroll salaries and taxes.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

                                      Net Production Volume       Net Revenue
               Texas Leases                5,440 BBLS              $ 179,157
               Oklahoma Leases            18,150 BBLS              $ 579,882

GAS

                                      Net Production Volume       Net Revenue
               Texas Leases                1,296 MCF               $   4,302
               Oklahoma Leases             9,616 MCF               $  43,680

Arena is also looking at various other oil and gas opportunities, as generally outlined in its earlier periodic reports, in Oklahoma and other geographic areas, but has entered no definitive or binding agreements, except as otherwise reported in this filing.

Significant Subsequent Events occurring after March 31, 2003:

On April 15, 2003, Arena Resources, Inc. common stock began trading on the American Stock Exchange, under ticker symbol ARD. The opening price was set at $4.50 per share.

Effective May 1, 2003, Arena Resources, Inc. acquired a approximately 70% working interest, 56% net revenue interest, in the Seven Rivers Queen Unit in Lea County, New Mexico. Total consideration provided by the Company was a cash payment of $900,000. The Company also issued 10,000 shares of the Company's restricted common stock valued at $4.50 per share, or $45,000, as a finder's fee relating to this acquisition.


Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2003, the Company had cash on hand of $1,216,320, compared to $792,915 as of December 31, 2002. The Company had positive net cash flows from operations for the three months ended March 31, 2003 of $278,264, compared to $11,408 for the same period 2002. Other significant sources of cash inflow in 2003 were the ongoing common stock private placement with net proceeds in 2003 of $183,739 and the collection of a common stock subscription receivable, in the amount of $157,500. Other significant sources of cash inflow in 2002 were the Class A preferred stock private placement (which closed June 30, 2002) with net proceeds of $91,236, and drilling advances received of $47,611. The most significant cash outflows during the three months ended March 31, 2003 and 2002 were capital expenditures of $153,714 in 2003 and $19,715 in 2002 and payment of preferred stock dividends of $46,384 in 2003 and $36,144 in 2002.

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

On August 22, 2002, the Company initiated a $3,000,000 private placement offering of the Company's common stock at $2.50 per share with a detachable warrant exercisable at $5.00 per share through September 30, 2005. During the three months ended March 31, 2003, the Company issued 91,800 shares of common stock and 91,800 warrants for $183,739 in net cash proceeds (net of cash offering costs of $45,761). In addition, the placement agents received, for their services, 16,830 warrants exercisable at $5.00 per share through September 30, 2005 and, during the three months ended March 31, 2003, the placement agents earned 52,433 additional warrants, with the same terms, for their services relating to the shares of common stock and warrants issued during 2002. Through March 31, 2003, the Company had issued 377,800 units of common stock and warrants to investors under the offering for $785,875 in net cash proceeds (net of cash offering costs of $158,625) and had issued 69,263 warrants to the placement agents for their services.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the present quarter there has been no matter submitted to security holders for a vote. Arena presently anticipates holding its first annual shareholders meeting in approximately the first half of 2003 for the election of directors, approval of its newly proposed stock option plan and the other routine matters, but has not presently set a definitive date for such meeting. Shareholders will be independently advised of any such formal annual meeting date.

Item 5.  Other Information

Arena has established a limited trading market on the NASD Electronic Bulletin Board since approximately March 28, 2001. The shares have traded in the range of $4.25 to $4.50 during the first quarter, 2003 under the trading symbol, ARRI. As of April 15, 2003, Arena is trading on the American Stock Exchange under the trading symbol, ARD.

Arena discloses, as a material subsequent event, that it has rescinded and fully terminated its prior stock option program as of April 1, 2003. No shares were subscribed or issued under the terminated program. As of April 1, 2003, the Board adopted a new qualified stock option incentive plan, subject to shareholder approval as of the next shareholder meeting.

Management is not aware of any other pertinent or relevant information other than discussed above in Managements Discussion and Analysis of Financial Condition and Results of Operations. Shareholders are advised that as the Company completes future significant drilling and completion activities for oil and gas acquisitions that it will report such matters through press releases and/or the filing of 8-K reports where appropriate. Such information will be further summarized in the next applicable periodic filing with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibit 99    Certification Pursuant to 18 U.S.C. Section 1350, As
                         Adopted Pursuant To Section 906 Of The Sarbanes-Oxley
                         Act of 2002

           Exhibit 10.1 Seven Rivers Queen Unit Assignment, Bill of Sale and Conveyance dated May 1, 2003

           Exhibit 10.2 Form of Stock Option Subscription Agreements dated April 1, 2003



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REGISTRANT:  ARENA RESOURCES, INC.



Dated: May 14, 2003                By: /s/ Lloyd Tim Rochford
                                      --------------------------
                                   Lloyd Tim Rochford
                                   President, Chief Executive Officer


Dated: May 14, 2003                By:  /s/ Stanley McCabe
                                      --------------------------
                                   Stanley McCabe
                                   Treasurer, Secretary

Dated: May 14, 2003                By:  /s/ William R. Broaddrick
                                      ---------------------------
                                   William R. Broaddrick
                                   Vice President, Chief Financial Officer



                          Attachment A

               Form of Certification for Form 10-Q

                         CERTIFICATIONS

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date:     May 14, 2003


/s/  Lloyd Tim Rochford
_____________________________________
Lloyd Tim Rochford
President, Chief Executive Officer


                                        19




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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


     7. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     May 14, 2003


/s/ William R. Broaddrick
_____________________________________
William R. Broaddrick
Vice President, Chief Financial Officer


                                        19