Form 10QSB/A
period 2003-03-31
ARENA RESOURCES INC
filed 2003-08-08
CIK 1123871

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

Part I.  Financial Information
                                                                    Page
                                                                    ----

   Item 1.  Financial Statements (Unaudited)                         3

      Condensed Balance Sheets as of March 31, 2003 and
        December 31, 2002 (Unaudited)                                4

      Condensed Statements of Operations for the Three Months
        Ended March 31, 2003 and 2002 (Unaudited)                    5

      Condensed Statements of Cash Flows for the Three Months
        Ended March 31, 2003 and 2002 (Unaudited)                    6

      Notes to Condensed Financial Statements (Unaudited)            7

   Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             12

   Item 3.  Controls and Procedures                                  15

Part II.  Other Information

   Item 1. Legal Proceedings                                         16

   Item 4. Submission of Matters to a Vote of Security Holders       16

   Item 5. Other Information                                         16

   Item 6. Exhibits and Reports on Form 8-K                          16

Signatures                                                           17


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



ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
                                                          March 31,       December 31,
                                                            2003               2002
--------------------------------------------------------------------------------------
ASSETS
Current Assets
 Cash                                                         $1,216,320    $  796,915
 Account receivable                                              274,890       269,436
 Subscription receivable                                             -         157,500
 Prepaid expenses                                                  2,128         1,128
--------------------------------------------------------------------------------------
   Total Current Assets                                        1,493,338     1,224,979
--------------------------------------------------------------------------------------

Property and Equipment, Using Full Cost Accounting
 Oil and gas properties subject to amortization                5,259,737     4,884,804
 Equipment                                                        21,794        21,794
 Office equipment                                                 14,672        14,672
--------------------------------------------------------------------------------------
   Total Property and Equipment                                5,296,203     4,921,270
 Less:  Accumulated depreciation and amortization               (226,689)     (172,258)
--------------------------------------------------------------------------------------

Net Property and Equipment                                     5,069,514     4,749,012
--------------------------------------------------------------------------------------

Long-Term Deposits                                                76,502        76,502
--------------------------------------------------------------------------------------

   Total Assets                                               $6,639,354    $6,050,493
======================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
 Accounts payable                                             $   94,292    $  173,174
 Accrued liabilities                                               6,098           -
 Accrued preferred dividends                                      68,301       114,685
--------------------------------------------------------------------------------------
   Total Current Liabilities                                     168,691       287,859
--------------------------------------------------------------------------------------

Long-Term Liabilities
 Put option                                                       45,828        50,604
 Notes payable to officers                                       400,000       400,000
 Asset retirement obligation                                     241,500           -
 Deferred income taxes                                           294,453       187,193
--------------------------------------------------------------------------------------
   Total Long-Term Liabilities                                   981,781       637,797
--------------------------------------------------------------------------------------

Stockholders' Equity
 Preferred stock - $0.001 par value; 10,000,000
  shares authorized; no shares issued or outstanding                 -             -
 Common stock - par value $0.001 per share; 100,000,000
  shares authorized; 6,373,856 shares and 6,282,056
  shares outstanding, respectively                                 6,373         6,282
 Additional paid-in capital                                    5,418,902     5,287,189
 Options and warrants outstanding                                433,975       382,040
 Accumulated deficit                                            (370,368)     (550,674)
--------------------------------------------------------------------------------------
   Total Stockholders' Equity                                  5,488,882     5,124,837
--------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                    $6,639,354    $6,050,493
======================================================================================



     See accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)



For the Three Months Ended March 31                                 2003              2002
---------------------------------------------------------------------------------------------

Oil and Gas Revenues                                             $ 807,021        $  143,332
---------------------------------------------------------------------------------------------
Costs and Operating Expenses
   Oil and gas production costs                                    242,071            46,556
   Oil and gas production taxes                                     53,950             7,229
   Depreciation, depletion and amortization                         51,091            22,648
   General and administrative expense                              143,631            46,821
---------------------------------------------------------------------------------------------
     Total Costs and Operating Expenses                            490,743           123,254
---------------------------------------------------------------------------------------------

Other Income (Expense)
   Gain from change in fair value of put options                     4,775               -
   Accretion expense                                                (4,782)              -
   Interest expense                                                 (9,863)              -
---------------------------------------------------------------------------------------------
     Net Other Expense                                              (9,870)              -
---------------------------------------------------------------------------------------------

Income Before Provision for Income Taxes and Cumulative Effect
   of  Change in Accounting Principle                              306,408            20,078

Provision for Deferred Income Taxes                                114,289               -
---------------------------------------------------------------------------------------------

Income Before Cumulative Effect of Change in Accounting Principle  192,119            20,078

Cumulative Effect of Change in Accounting Principle                (11,813)              -
---------------------------------------------------------------------------------------------

Net Income                                                         180,306            20,078

Preferred Stock Dividends                                              -              39,706
---------------------------------------------------------------------------------------------

Income (Loss) Attributable to Common Shares                      $ 180,306        $  (19,628)
=============================================================================================

Basic Income (Loss) Per Common Share
   Before cumulative effect of change in accounting principle    $    0.03        $    (0.01)
   Cumulative effect of change in accounting principle                 -                 -
---------------------------------------------------------------------------------------------
   Net Income (Loss) Attributable to Common Shares               $    0.03        $    (0.01)
=============================================================================================

Diluted Income (Loss) Per Common Share
   Before cumulative effect of change in accounting principle    $    0.03        $    (0.01)
   Cumulative effect of change in accounting principle                 -                 -
   Net Income (Loss) Attributable to Common Shares               $    0.03        $    (0.01)
=============================================================================================

Basic Weighted-Average Common Shares Outstanding                 6,327,609         3,604,500
Diluted Weighted-Average Common Shares Outstanding               6,461,091         3,604,500
=============================================================================================




     See accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)



For the Three Months Ended March 31                                     2003          2002
-------------------------------------------------------------------------------------------

Cash Flows From Operating Activities
 Net income                                                      $  180,306      $ 20,078
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and depletion                                      51,091        22,648
     Gain from change in fair value of put option                    (4,776)          -
     Cumulative effect of change in accounting principle             11,813           -
     Changes in assets and liabilities:
         Accounts receivable                                         (5,454)      (24,822)
         Prepaid expenses                                            (1,000)          -
         Accounts payable and accrued liabilities                   (72,784)       (6,496)
         Accretion of discounted liabilities                          4,782           -
         Deferred income tax payable                                114,287           -
-------------------------------------------------------------------------------------------
 Net Cash Provided by Operating Activities                          278,265        11,408
-------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
 Purchase of oil and gas properties                                (153,715)      (19,715)
 Purchase of office equipment                                           -            (300)
 Drilling advances                                                      -          47,611
-------------------------------------------------------------------------------------------
 Net Cash Used in Investing Activities                             (153,715)       27,596
-------------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock, net of offering costs      183,739           -
 Collection of common stock subscription receivable                 157,500           -
 Proceeds from issuance of preferred stock, net of offering cost        -          91,236
 Payment on note payable                                                -          (8,000)
 Payment of dividends to preferred stockholders                     (46,384)      (36,144)
-------------------------------------------------------------------------------------------
 Net Cash Provided by Financing Activities                          294,855        47,092
-------------------------------------------------------------------------------------------

Net Increase in Cash                                                419,405        86,096

Cash at Beginning of Period                                         796,915       444,564
-------------------------------------------------------------------------------------------

Cash at End of Period                                            $1,216,320      $530,660
===========================================================================================

Supplemental Cash Flows Information
 Cash paid for interest                                          $    9,866      $    -
===========================================================================================



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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Amortization expense for the three months ended March 31, 2003 was $48,715 based on depletion at the rate of $1.92 per barrel of oil equivalents compared to $20,909 based on depletion at the rate of $2.65 per barrel of oil equivalent for the three months ended March 31, 2002.


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

Restatement of Financial Statements for Cumulative Effect of Change in Accounting Principle - The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effectively on January 1, 2003. The accompanying condensed financial statements as of March 31, 2003 and for the three months then ended have been restated to present the effects of adopting SFAS No. 143. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement liabilities and a cumulative-effect adjustment of $11,813 as a reduction in earnings, which had no effect on basic and diluted income per common share.


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

NOTE 3 - ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred, which is typically for the Company when an oil or gas well is drilled or purchased. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company's asset retirement obligations relate primarily to the obligation to plug and abandon oil and gas wells and support wells at the conclusion of their useful lives.
SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. When the liability is initially recorded, the related cost is capitalized by increasing the carrying amount of the related oil and gas property. Over time, the liability is accreted upward for the change in its present value each period until the obligation is settled and the initial capitalized cost is amortized by the unit-of-production method as described in Note 1.
At January 1, 2003, the implementation of SFAS No. 143 resulted in a net increase in property and equipment of $217,878. Liabilities increased by $236,718, which represents the establishment of an asset retirement obligation liability. The cumulative effect on prior years of the change in accounting principle of $11,813, net of $7,027 of related tax effects, was recorded in the first quarter of 2003 as a reduction in earnings. The effect of adopting this accounting principle was a $3,543 decrease in net income during the first quarter of 2003.

The following presents pro forma net income and basic and diluted income (loss) per common share as if SFAS No. 143 had been applied retroactively for all periods presented:



For the Three Months Ended March 31                       2003       2002
-----------------------------------------------------------------------------

Net Income                                          $ 180,306     $   16,491
Income (Loss) Per Common Share
  Basic                                             $    0.03     $    (0.01)
  Diluted                                           $    0.03     $    (0.01)
=============================================================================



                              ARENA RESOURCES, INC.
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



The pro forma amount of the liability for the asset retirement obligation was $80,140 at December 31, 2001 and $83,395 at March 31, 2002. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2003 is as follows:

     Balance, January 1, 2003           $ 236,718
     Accretion                              4,782
                                        ---------

     Balance, March 31, 2003            $ 241,500
                                        =========

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

NOTE 5 - EMPLOYEE STOCK OPTIONS

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


                              ARENA RESOURCES, INC.
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003



The fair value of the options granted was $1,837,935, or $1.84 per share, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% percent, expected volatility of 36.3%, risk-free interest rate of 2.8% and expected lives of 5.0 years.

NOTE 6 - CONTINGENCIES AND COMMITMENTS

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended March 31, 2003, the Company realized $807,021 in revenue compared to $143,332 in revenue for the same period in 2002. Income before accrual for deferred income taxes and cumulative effect of change in accounting principle for the three months ended March 31, 2003 was $306,408 compared to $20,078 for the same period in 2002. Net income after preferred stock dividends was $180,306 for the three months ended March 31, 2003 compared to a loss of $19,628 for the same period in 2002. The Company also had positive net cash flows from operations of $278,265, compared to $11,408 for the same period in 2002.

Oil and gas production costs for the three months ended March 31, 2003 were $242,071, compared to $46,556 for the same period in 2002. Production taxes for the three months ended March 31, 2003 were $53,950, compared to $7,229 for the same period in 2002. Depreciation and depletion for the three months ended March 31, 2003 was $51,091, compared to $22,648 for the same period in 2002. General and administrative expenses for the three months ended March 31, 2003 were $143,631, consisting primarily of bank line of credit fees, stock exchange listing fees and payroll salaries and taxes, compared to $46,821 for the same period in 2002, consisting primarily of payroll salaries and taxes.

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


Capital Resources and Liquidity

As shown in the condensed financial statements as of March 31, 2003, the Company had cash on hand of $1,216,320, compared to $792,915 as of December 31, 2002. The Company had positive net cash flows from operations for the three months ended March 31, 2003 of $278,265, compared to $11,408 for the same period 2002. Other significant sources of cash inflow in 2003 were the ongoing common stock private placement with net proceeds in 2003 of $183,739 and the collection of a common stock subscription receivable, in the amount of $157,500. Other significant sources of cash inflow in 2002 were the Class A preferred stock private placement (which closed June 30, 2002) with net proceeds of $91,236, and drilling advances received of $47,611. The most significant cash outflows during the three months ended March 31, 2003 and 2002 were capital expenditures of $153,715 in 2003 and $19,715 in 2002 and payment of preferred stock dividends of $46,384 in 2003 and $36,144 in 2002.

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

          Exhibit 10.1 Seven Rivers Queen Unit Purchase Agreement dated May 1, 2003



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       REGISTRANT:  ARENA RESOURCES, INC.



Dated: August 7, 2003         By:  /S/ Lloyd Tim Rochford
                              ------------------------------
                              Lloyd Tim Rochford
                              President, Chief Executive Officer


Dated: August 7, 2003         By:  /s/ Stanley McCabe
                              ------------------------------
                              Stanley McCabe
                              Treasurer, Secretary


Dated: August 7, 2003         By:  /s/ William R. Broaddrick
                              ------------------------------
                              William R. Broaddrick
                              Vice President, Chief Financial Officer



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


Date:          August 7, 2003

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


Date:          August 7, 2003


/s/ William R. Broaddrick
_____________________________________
William R. Broaddrick
Vice President, Chief Financial Officer




