Form 10QSB
period 2003-06-30
ARENA RESOURCES INC
filed 2003-08-11
CIK 1123871

1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the Quarterly Period Ended June 30, 2003

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

As of July 29, 2003, the Company had outstanding 7,100,697 shares of common stock ($0.001 par value).



                                      INDEX

                              Arena Resources, Inc.
                       For the Quarter Ended June 30, 2003


Part I.  Financial Information
                                                                   Page

   Item 1.  Financial Statements (Unaudited)                         3

      Condensed Balance Sheets as of June 30, 2003 and
        December 31, 2002 (Unaudited)                                4

      Condensed Statements of Operations for the Three and
        Six Months Ended June 30, 2003 and 2002 (Unaudited)          5

      Condensed Statements of Cash Flows for the Six Months
        Ended June 30, 2003 and 2002 (Unaudited)                     6

      Notes to Condensed Financial Statements (Unaudited)            7

   Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                  13

   Item 3.  Controls and Procedures                                 16

Part II.  Other Information

   Item 1. Legal Proceedings                                        17

   Item 4. Submission of Matters to a Vote of Security Holders      17

   Item 5. Other Information                                        17

   Item 6. Exhibits and Reports on Form 8-K                         17

Signatures                                                          18


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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.



ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)


                                                               June 30,      December 31,
                                                                2003              2002
------------------------------------------------------------------------------------------
ASSETS
Current Assets
 Cash                                                        $1,453,905        $  796,915
 Account receivable                                             345,021           269,436
 Subscription receivable                                            -             157,500
 Prepaid expenses                                                58,408             1,128
------------------------------------------------------------------------------------------
   Total Current Assets                                       1,857,334         1,224,979
------------------------------------------------------------------------------------------


Property and Equipment, Using Full Cost Accounting
 Oil and gas properties subject to amortization               6,572,301         4,884,804
 Equipment                                                       48,480            21,794
 Office equipment                                                15,315            14,672
------------------------------------------------------------------------------------------
   Total Property and Equipment                               6,636,096         4,921,270
 Less:  Accumulated depreciation and amortization              (296,303)         (172,258)
------------------------------------------------------------------------------------------

Net Property and Equipment                                    6,339,793         4,749,012
------------------------------------------------------------------------------------------

Long-Term Deposits                                               76,502            76,502
------------------------------------------------------------------------------------------

Total Assets                                                 $8,273,629        $6,050,493
==========================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
 Accounts payable                                            $  180,402        $  173,174
 Accrued liabilities                                              7,127               -
 Accrued preferred dividends                                        -             114,685
------------------------------------------------------------------------------------------
   Total Current Liabilities                                    187,529           287,859
------------------------------------------------------------------------------------------

Long-Term Liabilities
 Put option                                                      14,214            50,604
 Notes payable to officers                                      400,000           400,000
 Asset retirement obligation                                    476,651               -
 Deferred income taxes                                          415,235           187,193
------------------------------------------------------------------------------------------
   Total Long-Term Liabilities                                1,306,100           637,797
------------------------------------------------------------------------------------------

Stockholders' Equity
 Preferred stock - $0.001 par value; 10,000,000 shares
  authorized; no shares issued or outstanding                       -                 -
 Common stock - par value $0.001 per share; 100,000,000
  shares authorized; 6,843,697 shares and 6,282,056 shares
  outstanding, respectivel                                        6,844             6,282
 Additional paid-in capital                                   6,283,084         5,287,189
 Options and warrants outstanding                               654,788           382,040
 Accumulated deficit                                           (164,716)         (550,674)
------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                 6,780,000         5,124,837
------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                   $8,273,629        $6,050,493
==========================================================================================



       See accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    For the Three Months             For the Six Months
                                                       Ended June 30,                   Ended June 30,
                                                  -------------------------      ---------------------------
                                                    2003             2002           2003             2002
------------------------------------------------------------------------------------------------------------

Oil and Gas Revenues                              $841,619      $  167,682       $1,648,640       $ 311,013
------------------------------------------------------------------------------------------------------------

Costs and Operating Expenses
   Oil and gas production costs                    281,546          49,516          523,618          96,072
   Oil and gas production taxes                     57,374           8,247          111,324          15,475
   Depreciation, depletion and amortization         69,615          18,644          120,706          41,292
   General and administrative expense              120,451          55,485          264,082         102,306
------------------------------------------------------------------------------------------------------------
     Total Costs and Operating Expenses            528,986         131,892        1,019,730         255,145
------------------------------------------------------------------------------------------------------------

Other Income (Expense)
   Gain from change in fair value of put options    31,615             -             36,390             -
   Accretion expense                                (7,843)            -            (12,624)            -
   Interest expense                                 (9,973)            -            (19,836)            -
------------------------------------------------------------------------------------------------------------
             Net Other Income                       13,799             -              3,930             -
------------------------------------------------------------------------------------------------------------

Income Before Provision for Income Taxes and
 Cumulative Effect of  Change in Accounting
 Principle                                         326,432          35,790          632,840          55,868

Provision for Deferred Income Taxes                120,780             -            235,069             -
------------------------------------------------------------------------------------------------------------

Income Before Cumulative Effect of Change
   in Accounting Principle                         205,652          35,790          397,771          55,868

Cumulative Effect of Change in Accounting
 PrincipL3                                             -               -             11,813             -
------------------------------------------------------------------------------------------------------------

Net Income                                         205,652          35,790          385,958          55,868

Preferred Stock Dividends                              -           171,451              -           211,157
------------------------------------------------------------------------------------------------------------

Income (Loss) Attributable to Common Shares       $205,652      $ (135,661)      $  385,958       $(155,289)
------------------------------------------------------------------------------------------------------------

Basic Income (Loss) Per Common Share
   Before cumulative effect of change in
    accounting principle                          $   0.03      $    (0.04)      $     0.06       $   (0.04)
   Cumulative effect of change in accounting
    principle                                          -               -                -               -
------------------------------------------------------------------------------------------------------------
   Net Income (Loss) Attributable to Common Share $   0.03      $    (0.04)      $     0.06       $   (0.04)
============================================================================================================

Diluted Income (Loss) Per Common Share
   Before cumulative effect of change in
    accounting principle                          $   0.03      $    (0.04)      $     0.06       $   (0.04)
   Cumulative effect of change in accounting
    principle                          -               -                -               -
------------------------------------------------------------------------------------------------------------
   Net Income (Loss) Attributable to Common Share $   0.03      $    (0.04)      $     0.06       $   (0.04)
============================================================================================================



       See accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


For the Six Months Ended June 30                              2003             2002
--------------------------------------------------------------------------------------

Cash Flows From Operating Activities
 Net income                                               $  385,958       $   55,868
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Shares issued for services                                 75,040              -
   Depreciation and depletion                                120,705           41,292
   Gain from change in fair value of put option              (36,390)             -
   Cumulative effect of change in accounting principle        11,813              -
   Accretion of discounted liabilities                        12,625              -
 Changes in assets and liabilities:
   Accounts receivable                                       (75,585)         (32,969)
   Prepaid expenses                                          (57,280)            (222)
   Accounts payable and accrued liabilities                   14,355           73,878
   Deferred income tax payable                               235,069              -
--------------------------------------------------------------------------------------
 Net Cash Provided by Operating Activities                   686,310          137,847
--------------------------------------------------------------------------------------

Cash Flows from Investing Activities
 Purchase of oil and gas properties                       (1,186,971)        (995,214)
 Purchase of office equipment                                   (643)          (2,208)
 Purchase of held to maturity investment                         -            (25,000)
 Purchase of property, plant & equipment                     (26,686)             -
--------------------------------------------------------------------------------------
 Net Cash Used in Investing Activities                    (1,214,300)      (1,022,422)
--------------------------------------------------------------------------------------

Cash Flows From Financing Activities
 Proceeds from issuance of common stock and warrants, net  1,135,165              -
 Proceeds from warrant exercise                                7,000              -
 Collection of common stock subscription receivable          157,500              -
 Proceeds from issuance of preferred stock, net of offeri        -          1,135,488
 Payment on note payable                                         -            (18,000)
 Payment of dividends to preferred stockholders             (114,685)         (75,850)
--------------------------------------------------------------------------------------
 Net Cash Provided by Financing Activities                 1,184,980        1,041,638
--------------------------------------------------------------------------------------

Net Increase in Cash                                         656,990          157,063

Cash at Beginning of Period                                  796,915          444,564
--------------------------------------------------------------------------------------

Cash at End of Period                                     $1,453,905       $  601,627
======================================================================================

Supplemental Cash Flows Information
 Cash paid for interest                                   $   19,836       $      -
======================================================================================
Non-Cash Investing and Financing Activities
 Common stock issued for properties                       $   52,000       $  255,000
 Asset retirement obligation incurred in property acquisi    227,308              -
 Accrual of preferred stock dividends                            -             57,049
 Beneficial conversion feature on convertible preferred s        -            114,402
 Value of warrants included as offering costs                    -            254,889
 Preferred stock issued for receivable from stockholders         -            448,385
======================================================================================





       See accompanying notes to unaudited condensed financial statements.

                                ARENA RESOURCES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation, consisting of normal recurring adjustments, except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company's annual financial statements included in its annual report on Form 10-KSB as of December 31, 2002. The financial position and results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

Nature of Operations - The Company owns interests in oil and gas properties located in Oklahoma, Texas, Kansas and New Mexico. The Company is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas.

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

Long-Term Deposits - The Company has complied with a requirement to maintain a $51,502 certificate of deposit at a federally insured institution in order to do business in the state of Texas. The certificate matured in July 2003 and was replaced with a $50,000 letter of credit. The Company has also complied with a requirement to maintain a $25,000 certificate of deposit at a federally insured institution in order to do business in the state of Oklahoma. The maturity date of the investment is August 2004. The Company has also complied with a requirement to have a letter of credit issued in the amount of $95,000 in order to do business in the state of New Mexico.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Amortization expense for the six months ended June 30, 2003 was $115,939 based on depletion at the rate of $2.06 per barrel of oil equivalent compared to $40,616 based on depletion at the rate of $2.69 per barrel of oil equivalent for the six months ended June 30, 2002.



                                ARENA RESOURCES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

Concentration of Credit Risk and Major Customer - The Company currently has cash in excess of federally insured limits at June 30, 2003. During the six months ended June 30, 2003, sales to three customers represented 56%, 19% and 7% of total sales, respectively. At June 30, 2003, these three customers made up 45%, 17% and 22% of accounts receivable, respectively.

Stock-Based Employee Compensation - On April 1, 2003, the Company issued stock options to directors and employees, which are described more fully in Note 7. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB
25) and related interpretations in accounting for its stock-based compensation awards. Under APB 25, no stock-based compensation expense was charged to earnings, as all options granted had an exercise price equal to or greater than the adjusted fair value of the underlying common stock on the grant date.

Alternately, Statement on Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock option awards. The following table illustrates the effect on net income and basic and diluted income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:



                                         For the Three Months        For the Six Months
                                            Ended June 30,              Ended June 30,
                                       ----------------------       ----------------------
                                         2003           2002          2003         2002
------------------------------------------------------------------------------------------

Net income, as reported                $205,652      $ 35,790       $385,958      $55,868

Deduct:  Total stock-based employee
 compensation expense determined under
 the fair value based method for all
 awards, net of related tax effects    (131,564)          -         (131,564)         -
------------------------------------------------------------------------------------------

Pro Forma Net Income                   $ 74,088      $ 35,790       $254,394      $55,868
==========================================================================================

Income (Loss) per Common Share
 Basic, as reported                    $   0.03      $  (0.04)      $   0.06      $ (0.04)
 Basic, pro forma                      $   0.01      $  (0.04)      $   0.04      $ (0.04)

 Diluted, as reported                  $   0.03      $  (0.04)      $   0.06      $ (0.04)
 Diluted, pro forma                    $   0.01      $  (0.04)      $   0.04      $ (0.04)
==========================================================================================



Under SFAS 123, the pro forma estimated compensation expense, after tax, for the years ending December 31, 2003, 2004 and 2005 will be approximately $395,000, $353,000 and $209,000, respectively.


                                ARENA RESOURCES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



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

NOTE 2 - EARNINGS PER SHARE INFORMATION



                                                                 For the Three Months            For the Six Months
                                                                    Ended June 30,                  Ended June 30,
                                                             ---------------------------    ---------------------------
                                                                2003            2002           2003             2002
-----------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change in accounting
 principle                                                   $ 205,652       $  35,790      $  397,771       $  55,868
Less: Preferred stock dividends                                    -          (171,451)            -          (211,157)
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before cumulative effect of change in accounting
principle                                                      205,652        (135,661)        397,771        (155,289)
Cumulative effect of change in accounting principle                -               -           (11,813)            -
-----------------------------------------------------------------------------------------------------------------------
Income (Loss) Attributable to Common Shares                  $ 205,652       $(135,661)     $  385,958       $(155,289)
=======================================================================================================================
Basic weighted-average common shares outstanding             6,477,230       3,653,896       6,402,833       3,629,334
Effect of dilutive securities
 Warrants                                                      187,154             -           146,015             -
 Stock options                                                 306,298             -           153,995             -
-----------------------------------------------------------------------------------------------------------------------

Diluted Weighted-Average Common Shares Outstanding           6,970,682       3,653,896       6,702,843       3,629,334
=======================================================================================================================

Basic Income (Loss) Per Common Share
 Before cumulative effect of change in accounting principle  $    0.03       $   (0.04)     $     0.06       $   (0.04)
 Cumulative effect of change in accounting principle               -               -               -               -
-----------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Attributable to Common Shares              $    0.03       $   (0.04)     $     0.06       $   (0.04)
=======================================================================================================================

Diluted Income (Loss) Per Common Share
 Before cumulative effect of change in accounting principle  $    0.03       $   (0.04)     $     0.06       $   (0.04)
 Cumulative effect of change in accounting principle               -               -               -               -
-----------------------------------------------------------------------------------------------------------------------
Net Income (Loss) Attributable to Common Shares              $    0.03       $   (0.04)     $     0.06       $   (0.04)
=======================================================================================================================



At June 30, 2003, warrants to purchase 437,464 shares of common stock at $5.00 per share were outstanding, but were not included in the computation of diluted income per common share because the exercise prices of these warrants were greater than the average market price of the common stock during the period.

NOTE 3 - ACQUISITION OF OIL AND GAS PROPERTIES

Seven Rivers Queen Unit acquisition - On April 4, 2003, the Company entered into an agreement to purchase a 70.60% working interest, 56.48% net revenue interest, in the Seven Rivers Queen Unit mineral lease located in Lea County, New Mexico. Total consideration provided by the Company was a cash payment of $900,000. The Company also issued 10,000 shares of the Company's restricted common stock valued at $5.20 per share, or $52,000, as a finder's fee relating to this acquisition

NOTE 4 - NOTES PAYABLE

On February 3, 2003, the Company established a $10,000,000 revolving credit facility with a bank with an initial borrowing base of $2,000,000. The interest rate is a floating rate equal to the JP Morgan Chase prime rate plus 1% with interest payable monthly. Annual fees for the facility are 1/2 of one percent of the unused portion of the borrowing base. Amounts borrowed under the revolving



                                ARENA RESOURCES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



credit facility will be due in February 2005. The revolving credit facility is secured by the Company's principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank and the credit facility was guaranteed by two of the Company's officers. The Company is required under the terms of the credit facility to maintain a tangible net worth of $4,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to- 1. As of June 30, 2003, no amounts are owed under this credit facility.

NOTE 5 - ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred which, for the Company, is typically when an oil or gas well is drilled or purchased. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. The Company's asset retirement obligations relate primarily to the obligation to plug and abandon oil and gas wells and support wells at the conclusion of their useful lives.

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

At January 1, 2003, the implementation of SFAS No. 143 resulted in a net increase in property and equipment of $217,878. Liabilities increased by $236,718, which represents the establishment of an asset retirement obligation liability. The cumulative effect on prior years of the change in accounting principle of $11,813, net of $7,027 of related tax effects, was recorded in the first quarter of 2003 as a reduction in earnings. The effect of adopting this accounting principle was an $11,386 decrease in net income during the six months ended June 30, 2003.

The following presents pro forma net income and basic and diluted income (loss) per common share as if SFAS No. 143 had been applied retroactively for all periods presented:


                                   For the Three Months    For the Six Months
                                      Ended June 30,         Ended June 30,
                                   --------------------   -------------------
                                     2003       2002        2003      2002
-----------------------------------------------------------------------------

   Net Income                      $205,652   $ 35,560    $385,958   $52,051
   Income (Loss) Per Common Share
   Basic                           $   0.03   $  (0.04)   $   0.06   $ (0.04)
   Diluted                         $   0.03   $  (0.04)   $   0.06   $ (0.04)
=============================================================================



The pro forma amount of the liability for the asset retirement obligation was $80,140 at December 31, 2001, $83,395 at March 31, 2002 and $85,047 at June 30,
2002. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the six months ended June 30, 2003 is as follows:


                                ARENA RESOURCES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003





   Balance, January 1, 2003                   $236,718
   Liabililities incurred                      227,309
   Accretion expense                            12,624
-------------------------------------------------------
   Balance, June 30, 2003                     $476,651
=======================================================



NOTE 6 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class "A" convertible preferred shares, with a par value of $0.001 per share.

Private Placement Offering of Common Stock and Warrants - On August 22, 2002, the Company initiated a $3,000,000 private placement offering of the Company's common stock at $2.50 per share with a detachable warrant exercisable at $5.00 per share through September 30, 2005. During the six months ended June 30, 2003, the Company issued 534,294 shares of common stock and 534,294 warrants for $1,135,165 in net cash proceeds (net of cash offering costs of $200,570). In addition, 79,596 warrants exercisable at $5.00 per share through September 30, 2005 were issued as consulting fees and for services to placement agents. The net proceeds received were allocated to the common stock and the warrants based upon their relative fair values, with $874,019 allocated to the common stock and $261,146 allocated to the warrants. The fair value of the warrants issued was $797,373, or $1.30 per warrant, which was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.32%, expected dividend yield of 0%, volatility of 34.7% and an expected life of 2.25 years.

In addition, during the six months ended June 30, 2003, Arena issued 52,433 additional warrants, with the same terms, as consulting fees and for services relating to the shares of common stock and warrants issued during 2002. During the six months ended June 30, 2003, $15,922 of the proceeds from the 2002 cash offering proceeds were allocated to the additional warrants, based upon their relative fair value. Through June 30, 2003, the Company had issued 820,294 units of common stock and warrants to investors under the offering for $1,793,065 in net cash proceeds (net of cash offering costs of $257,670) and had issued 132,029 warrants as consulting fees and for services to placement agents.

Stock issued for services - During the six months ended June 30, 2003, the company issued shares of restricted common stock for services. A total of 13,847 shares were issued for services with 1,120 shares, valued at $4.50 per share or $5,040, for consulting services and 12,727 shares, valued at $5.50 per share or $70,000, were issued for research work. Both contracts have a 1 year term.

NOTE 7 - EMPLOYEE STOCK OPTIONS

On April 1, 2003, the Company granted options to directors and employees to purchase 1,000,000 shares of common stock at $3.70 per share through April 1, 2008. The options vest at the rate of 20% each year over five years. The exercise price is 85% of the market value of the Company's common stock on the date issued. In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the 15% discount from the market price of the Company's common stock used in determining the fair value of the common stock is considered reasonable and the options are not compensatory. Accordingly, the Company did not recognize any compensation expense from the grant of these stock options.


                                ARENA RESOURCES, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



The fair value of the options granted was $1,837,935, or $1.84 per share, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% percent, expected volatility of 36.3%, risk-free interest rate of 2.8% and expected lives of 5.0 years.

NOTE 8 - CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit - A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma and New Mexico totaling $170,000 to allow the Company to do business in those states. The standby letters of credit are valid through August 2004 and are collateralized by an assignment of certificates of deposit totaling $76,502. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

NOTE 9 - SUBSEQUENT EVENT

On July 15, 2003 the Company closed its $3,000,000 private placement offering of the Company's common stock at $2.50 per share with a detachable warrant exercisable at $5.00 per share through September 30, 2005. During July 2003, the Company issued 256,000 shares of common stock and 256,000 warrants. In addition, warrants to purchase 25,600 shares of commons stock at $5.00 per share were issued as consulting fees and for services to placement agents. The gross proceeds received were $640,000 before $119,730 of cash offering costs. In the private placement, the Company issued 1,076,294 units of common stock and warrants to investors under the offering for $2,313,335 in net cash proceeds (net of cash offering costs of $377,400) and had issued 157,629 warrants as consulting fees and for services to placement agents.

On  July  2,  2003,  the Company entered into an agreement to  purchase  a  100%
working interest, 80.5% net revenue interest, in the Beals Prospect mineral lease located in Comanche County, Kansas. Total consideration provided by the Company was a cash payment of $60,000. This is proven undeveloped acreage. The company has not yet completed any mineral revenue studies for this property.

Subsequent to June 30, 2003, the Company has received $1,750 from exercise of 1,000 warrants that had an exercise price of $1.75.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended June 30, 2003, the Company realized $841,619 in revenue compared to $167,682 in revenue for the same period in 2002. Income before accrual for deferred income taxes for the three months ended June 30, 2003 was $326,432 compared to $35,790 for the same period in 2002. Net income after income taxes and preferred stock dividends was $205,652 for the three months ended June 30, 2003 compared to a loss of $135,661 for the same period in 2002.

Oil and gas production costs for the three months ended June 30, 2003 were $281,546, compared to $49,516 for the same period in 2002. Production taxes for the three months ended June 30, 2003 were $57,374, compared to $8,247 for the same period in 2002. Depreciation and depletion for the three months ended June 30, 2003 was $69,615, compared to $18,644 for the same period in 2002. General and administrative expenses for the three months ended June 30, 2003 were $120,451, consisting franchise taxes and payroll salaries and taxes, compared to $55,485 for the same period in 2002, consisting primarily of payroll salaries and taxes.

For the six months ended June 30, 2003, the Company realized $1,648,640 in revenue compared to $311,013 in revenue for the same period in 2002. Income before accrual for deferred income taxes for the six months ended June 30, 2003 was $632,840 compared to $55,868 for the same period in 2002. Net income after income taxes, cumulative effect of change in accounting principle and preferred stock dividends was $385,958 for the six months ended June 30, 2003 compared to a loss of $155,289 for the same period in 2002.

Oil and gas production costs for the six months ended June 30, 2003 were $523,618, compared to $96,072 for the same period in 2002. Production taxes for the six months ended June 30, 2003 were $111,324, compared to $15,475 for the same period in 2002. Depreciation and depletion for the six months ended June 30, 2003 was $120,706, compared to $41,292 for the same period in 2002. General and administrative expenses for the six months ended June 30, 2003 were $264,082, consisting primarily of bank line of credit fees, stock exchange listing fees, franchise taxes and payroll salaries and taxes, compared to $102,306 for the same period in 2002, consisting primarily of payroll salaries and taxes.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

                             Net Production Volume          Net Revenue
      Texas  Leases             11,178 BBLS                 $   342,719
      Oklahoma Leases           36,714 BBLS                 $ 1,093,545
      New Mexico Leases          3,962 BBLS                 $   104,197

GAS

                             Net Production Volume          Net Revenue
      Texas Leases               2,866 MCF                  $     9,411
      Oklahoma Leases           21,103 MCF                  $    85,328
      New Mexico Leases          3,360 MCF                  $    13,440


Arena is also looking at various other oil and gas opportunities, as generally outlined in its earlier periodic reports, in Oklahoma and other geographic areas, but has entered no definitive or binding agreements, except as otherwise reported in this filing.

Significant Subsequent Events occurring after June 30, 2003:

On July 15, 2003 the Company closed its $3,000,000 private placement offering of the Company's common stock at $2.50 per share with a detachable warrant exercisable at $5.00 per share through September 30, 2005. During July 2003, the Company issued 256,000 shares of common stock and 256,000 warrants. In addition, warrants to purchase 25,600 shares of commons stock at $5.00 per share were issued as consulting fees and for services to placement agents. The gross proceeds received were $640,000 before $119,730 of cash offering costs. In the private placement, the Company issued 1,076,294 units of common stock and warrants to investors under the offering for $2,313,335 in net cash proceeds (net of cash offering costs of $377,400) and had issued 157,629 warrants as consulting fees and for services to placement agents.

On July 23, 2003 the Company held its first annual shareholders meeting. The following items were approved by majority shareholder vote: (i) election of directors, (ii) approval of its proposed executive stock option incentive program and (iii) ratification of the appointment of Hansen, Barnett & Maxwell as independent auditors through the end of the year. Any party wishing to review the minutes of this meeting can obtain a copy from the Company.

On  July  2,  2003,  the Company entered into an agreement to  purchase  a  100%
working interest, 80.5% net revenue interest, in the Beals Prospect mineral lease located in Comanche County, Kansas. Total consideration provided by the Company was a cash payment of $60,000. This is proven undeveloped acreage. The company has not yet completed any mineral revenue studies for this property.

Subsequent to June 30, 2003, the Company has received $1,750 from exercise of 1,000 warrants that had an exercise price of $1.75.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2003, the Company had cash on hand of $1,453,905, compared to $796,915 as of December 31, 2002. The Company had positive net cash flows from operations for the six months ended June 30, 2003 of $686,310, compared to $137,847 for the same period 2002. Other significant sources of cash inflow in 2003 were the common stock private placement with net proceeds in 2003 of $1,137,165 and the collection of a common stock subscription receivable, in the amount of $157,500. Another significant source of cash inflow in 2002 was the Class A preferred stock private placement (which closed June 30, 2002) with net proceeds of $1,135,488. The most significant cash outflows during the six months ended June 30, 2003 and 2002 were capital expenditures of $1,186,971 in 2003 and $995,214 in 2002 and payment of preferred stock dividends of $114,685 in 2003 and $75,850 in 2002.

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


On August 22, 2002, the Company initiated a $3,000,000 private placement offering of the Company's common stock at $2.50 per share with a detachable warrant exercisable at $5.00 per share through September 30, 2005. During the six months ended June 30, 2003, the Company issued 534,294 shares of common stock and 534,294 warrants for $1,135,165 in net cash proceeds (net of cash offering costs of $200,570). In addition, 79,596 warrants exercisable at $5.00 per share through September 30, 2005 were issued as consulting fees and for services to placement agents. Through June 30, 2003, the Company had issued 820,294 units of common stock and warrants to investors under the offering for $1,793,065 in net cash proceeds (net of cash offering costs of $257,670) and had issued 132,029 warrants as consulting fees and for services to placement agents.

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

Environmental

Oil and gas production is a highly regulated activity which is subject to significant environmental and conservation regulations both on a federal and state level. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while the Company believes this generally to be the case for its production activities in Texas, Oklahoma, Kansas and New Mexico, it should be noticed that there are various Environmental Protection Agency regulations which would govern significant spills, blow-outs, or uncontrolled emissions.


In Oklahoma, Texas, Kansas and New Mexico specific oil and gas regulations exist related to the drilling, completion and operations of wells, as well as disposal of waste oil. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the Oklahoma Corporation Commission, Oil and Gas Division, the Texas Railroad Commission, Oil and Gas Division, the Kansas Corporation Commission, Oil and Gas Division or the New Mexico Oil Conservation Division.

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


Item 4.  Submission of Matters to a Vote of Security Holders

On July 23, 2003 the Company held its first annual shareholders meeting. The following items were approved by majority shareholder vote: election of directors, approval of its proposed executive stock option incentive program and ratification of the appointment of Hansen, Barnett & Maxwell as independent auditors through the end of the year. Any party wishing to review the minutes of this meeting can obtain a copy from the Company.


Item 5.  Other Information

As of April 15, 2003, Arena has traded on the American Stock Exchange, under the trading symbol, ARD. The shares have traded in the range of $4.50 to $5.99 during the second quarter, 2003. Prior to April 15, 2003, Arena had established a limited trading market on the NASD Electronic Bulletin Board beginning approximately March 28, 2001.

Mr. Robert J. Morley resigned as director and officer effective July 31, 2003. Mr. Morley's resignation was prompted by the concerns of both Mr. Morley and Arena that the Company was going to continue to engage in oil and gas activities with a controlled entity of Mr. Morley's, known as Petro Consultants, Inc. Both parties thought it was in the best interest of the Company to avoid potential future conflicts and related party transactions that Mr. Morley resign from the Board of Directors and his position as an officer.

Mr. Morley will continue in his capacity as the principal of Petro Consultants, Inc to work with Arena in oil and gas acquisition and development as an industry participant. Mr. Morley is no longer considered an affiliate but does continue to hold 136,340 shares of the Company's common stock. There existed no disagreements or conflicts between Mr. Morley and Arena and the Company wishes to thank him for his services.

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


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit 99.1  Certification Pursuant to 18  U.S.C. Section 1350,
                        As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

     (b)  Exhibit 99.2  CEO and CFO certification

     (c)  There were no 8-K filings during the quarter ending June 30, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                REGISTRANT:  ARENA RESOURCES, INC.



Dated: August 8, 2003         By:  /s/  Lloyd Tim Rochford
                              ----------------------------
                              Lloyd Tim Rochford
                              President, Chief Executive Officer


Dated: August 8, 2003         By:  /s/  Stanley McCabe
                              ----------------------------
                              Stanley McCabe
                              Treasurer, Secretary


Dated: August 8, 2003         By:  /s/  William R. Broaddrick
                              -------------------------------
                              William R. Broaddrick
                              Vice President, Chief Financial Officer



