Form 10QSB
period 2003-09-30
ARENA RESOURCES INC
filed 2003-11-05
CIK 1123871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended September 30, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANCE ACT OF 1934

FOR THE TRANSITION PERIOD From __________ to __________.

Commission File Number 001-31657

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

4920 South Lewis Street, Suite 107

Tulsa, Oklahoma 74105

(Address of principal executive officers)

(918) 747-6060

(Issuer’s telephone number)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of October 31, 2003, the Company had outstanding 7,162,097 shares of common stock ($0.001 par value).

actions wi

INDEX

Arena Resources, Inc.

For the Quarter Ended September 30, 2003

Part I.  Financial Information

Page

Item 1.  Financial Statements (Unaudited)

3

Condensed Balance Sheets as of September 30, 2003 and

  December 31, 2002 (Unaudited)

4

Condensed Statements of Operations for the Three and Nine Months

  Ended September 30, 2003 and 2002 (Unaudited)

5

Condensed Statements of Cash Flows for the Nine Months

  Ended September 30, 2003 and 2002 (Unaudited)

6

Notes to Condensed Financial Statements (Unaudited)

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and

  Results of Operations

14

Item 3.  Controls and Procedures

17

Part II.  Other Information

Item 1. Legal Proceedings

18

Item 4. Submission of Matters to a Vote of Security Holders

18

Item 5. Other Information

18

Item 6. Exhibits and Reports on Form 8-K

18

Signatures

19

Part I – Financial Information

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2003	2002

ASSETS
Current Assets
Cash	$ 2,207,431	$ 796,915
Account receivable	311,361	269,436
Short-term investments	51,502	-
Subscription receivable	-	157,500
Prepaid expenses	51,719	1,128

Total Current Assets	2,622,013	1,224,979

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	6,877,247	4,884,804
Equipment	48,480	21,794
Office equipment	18,978	14,672
Total Property and Equipment	6,944,705	4,921,270
Less: Accumulated depreciation and amortization	(372,607)	(172,258)

Net Property and Equipment	6,572,098	4,749,012

Deferred Offering Costs	105,564	-

Long-Term Deposits	25,000	76,502

Total Assets	$ 9,324,675	$ 6,050,493

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 183,720	$ 173,174
Accrued liabilities	14,178	-
Put option	10,438	-
Accrued preferred dividends	-	114,685

Total Current Liabilities	208,336	287,859

Long-Term Liabilities
Put option	-	50,604
Notes payable to officers	400,000	400,000
Asset retirement liability	486,024	-
Deferred income taxes	549,678	187,193

Total Long-Term Liabilities	1,435,702	637,797

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding
	-	-
Common stock - $0.001 Par value; 100,000,000 shares authorized; 7,122,097 shares and 6,282,056 shares outstanding, respectively
	7,122	6,282
Additional paid-in capital	6,852,385	5,287,189
Options and warrants outstanding	761,194	382,040
Retained earnings	59,936	(550,674)

Total Stockholders' Equity	7,680,637	5,124,837

Total Liabilities and Stockholders' Equity	$ 9,324,675	$ 6,050,493

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002

Oil and Gas Revenues	$ 948,947	$ 638,962	$ 2,597,587	$ 949,976

Costs and Operating Expenses
Oil and gas production costs	288,915	214,721	812,533	310,793
Oil and gas production taxes	70,583	49,351	181,907	64,827
Depreciation, depletion and amortization	76,303	43,547	197,009	84,839
General and administrative expense	138,814	59,849	402,896	162,155

Total Costs and Operating Expenses	574,615	367,468	1,594,345	622,614

Other Income (Expense)
Gain from change in fair value of put options	3,776	-	40,166	-
Accretion expense	(9,374)	-	(21,998)	-
Interest expense	(9,637)	(7,343)	(29,473)	(7,343)

Net Other Expense	(15,235)	(7,343)	(11,305)	(7,343)

Income Before Provision for Income Taxes and Cumulative Effect of Change in Accounting Principle
	359,097	264,151	991,937	320,019

Provision for Deferred Income Taxes	134,444	118,407	369,512	118,407

Income Before Cumulative Effect of Change In Accounting Principle
	224,654	145,744	622,425	201,612

Cumulative Effect of Change in Accounting Principle	-	-	(11,813)	-

Net Income	224,654	145,744	610,612	201,612

Preferred Stock Dividends	-	177,834	-	388,991

Income (Loss) Attributable to Common Shares	$ 224,654	$ (32,090)	$ 610,612	$ (187,379)

Basic Income (Loss) Per Common Share
Before cumulative effect of change in accounting principle	$ 0.03	$ (0.01)	$ 0.09	$ (0.05)
Cumulative effect of change in accounting principle	-	-	-	-
Net Income (Loss) Attributable to Common Shares	$ 0.03	$ (0.01)	$ 0.09	$ (0.05)

Diluted Income (Loss) Per Common Share
Before cumulative effect of change in accounting principle	$ 0.03	$ (0.01)	$ 0.09	$ (0.05)
Cumulative effect of change in accounting principle	-	-	-	-
Net Income (Loss) Attributable to Common Shares	$ 0.03	$ (0.01)	$ 0.09	$ (0.05)

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30	2003	2002
Cash Flows From Operating Activities
Net income	$ 610,612	$ 201,612
Adjustments to reconcile net income to net cash
provided by operating activities:
Shares issued for services	75,040	-
Depreciation and depletion	197,009	84,839
Gain from change in fair value of put option	(40,166)	-
Cumulative effect of change in accounting principle	11,813	-
Accretion of discounted liabilities	21,998	-
Changes in assets and liabilities:
Accounts receivable	(41,927)	(224,190)
Prepaid expenses	(50,591)	(222)
Accounts payable and accrued liabilities	24,724	48,056
Deferred income tax payable	369,512	118,407

Net Cash Provided by Operating Activities	1,178,024	228,502

Cash Flows from Investing Activities
Purchase of oil and gas properties	(1,404,917)	(2,256,209)
Purchase of office equipment	(4,306)	(7,594)
Purchase of held to maturity investment	-	(25,000)
Purchase of property, plant & equipment	(26,686)	(21,793)

Net Cash Used in Investing Activities	(1,435,909)	(2,310,596)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	1,605,636	(12,704)
Proceeds from warrant exercise	19,950	130,375
Collection of common stock subscription receivable	157,500	-
Payment from issuance of note payable	-	400,000
Proceeds from issuance of preferred stock, net of offering costs	-	1,589,606
Payment on note payable	-	(18,000)
Payment of dividends to preferred stockholders	(114,685)	(132,899)

Net Cash Provided by Financing Activities	1,668,401	1,956,378

Net Increase in Cash	1,410,516	(125,716)

Cash at Beginning of Period	796,915	444,564

Cash at End of Period	$ 2,207,431	$ 318,848

Supplemental Cash Flows Information
Cash paid for interest	$ 19,836	$ 7,343

Non-Cash Investing and Financing Activities
Common stock issued for properties	$ 139,000	$ 754,540
Asset retirement obligation incurred in property acquisition	227,308	-
Accrual of preferred stock dividends	-	177,834
Beneficial conversion feature on convertible preferred stock	-	114,402
Value of warrants included as offering costs	-	254,889
Value of put option included in cost to acquire oil properties	-	36,630
Value of call option offset against cost to acquire oil properties	-	87,269

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements have been prepared by the Company and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation, consisting of normal recurring adjustments, except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-KSB as of December 31, 2002.  The financial position and results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

Nature of Operations – The Company owns interests in oil and gas properties located in Oklahoma, Texas, Kansas and New Mexico.  The Company is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Long-Term Deposits – The Company has complied with a requirement to maintain a $25,000 certificate of deposit at a federally insured institution in order to do business in the state of Oklahoma.  The maturity date of the investment is August 2004.

Oil and Gas Properties – The Company uses the full cost method of accounting for oil and gas properties.  Under this method, all costs associated with acquisition, exploration, and development of oil and gas reserves are capitalized. Costs capitalized include acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling and equipping productive and non-productive wells. Drilling costs include directly related overhead costs.  Capitalized costs are categorized either as being subject to amortization or not subject to amortization.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Amortization expense for the nine months ended September 30, 2003 was $189,651 based on depletion at the rate of $2.09 per barrel of oil equivalent compared to $82,389 based on depletion at the rate of $2.03 per barrel of oil equivalent for the nine months ended September 30, 2002. In addition, the Company recognized $7,358 and $2,450 of depreciation on equipment during the nine months ended September 30, 2003 and 2002, respectively.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

Income (Loss) Per Common Share – Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period.  Diluted income (loss) per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

Concentration of Credit Risk and Major Customer – The Company currently has cash in excess of federally insured limits at September 30, 2003.  During the nine months ended September 30, 2003, sales to three customers represented 54%, 19% and 10% of total sales, respectively.  At September 30, 2003, these three customers made up 49%, 16% and 19% of accounts receivable, respectively.

Stock-Based Employee Compensation – On April 1, 2003, the Company issued stock options to directors and employees, which are described more fully in Note 7.  The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation awards.  Under APB 25, no stock-based compensation expense was charged to earnings, as all options granted had an exercise price equal to or greater than the adjusted fair value of the underlying common stock on the grant date.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002
Net income, as reported	$ 224,654	$ 145,744	$ 610,612	$ 201,612

Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all awards, net of related tax effects
	(131,564)	-	(263,128)	-

Pro Forma Net Income	$ 93,090	$ 145,744	$ 347,484	$ 201,612

Income (Loss) per Common Share
Basic, as reported	$ 0.03	$ 0.02	$ 0.09	$ 0.02
Basic, pro forma	$ 0.01	$ 0.02	$ 0.05	$ 0.02

Diluted, as reported	$ 0.03	$ 0.02	$ 0.09	$ 0.02
Diluted, pro forma	$ 0.01	$ 0.02	$ 0.05	$ 0.02

Under SFAS 123, the pro forma estimated stock-based compensation expense, after tax, relating to options outstanding at September 30, 2003, for the years ending December 31, 2003, 2004 and 2005 will be approximately $395,000, $353,000 and $209,000, respectively.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

Cumulative Effect of Change in Accounting Principle – The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effectively on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, the Company recorded asset retirement liabilities on January 1, 2003. In addition, the Company recorded an adjustment for the cumulative effect on prior years of adopting SFAS No. 143 in the amount of $11,813 as a reduction in earnings, which had no effect on basic or diluted income per common share.

Reclassifications and Adjustments – Certain amounts shown in the condensed financial statements for the three and nine months ended September 30, 2002 have been reclassified to conform to the 2003 financial statements presentation. In addition, the 2002 condensed financial statements have been restated for the effects of providing $118,407 of deferred income taxes. The restatement decreased net income for those periods by $118,407, or $0.02 per common share.

NOTE 2 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002
Income before cumulative effect of change in accounting principle
	$ 224,654	$ 145,744	$ 622,425	$ 201,612
Less: Preferred stock dividends	-	(177,834)	-	(388,991)
Income (loss) before cumulative effect of change in accounting principle	224,654	(32,090)	622,425	(187,379)
Cumulative effect of change in accounting principle	-	-	(11,813)	-
Income (Loss) Attributable to Common Shares	$ 224,654	$ (32,090)	$ 610,612	$ (187,379)
Basic weighted-average common shares outstanding	7,071,940	4,969,621	6,628,319	4,081,006
Effect of dilutive securities
Warrants	313,724	-	192,481	-
Stock options	707,503	-	223,022	-
Diluted Weighted-Average Common Shares Outstanding	8,093,167	4,969,621	7,043,822	4,081,006
Basic Income (Loss) Per Common Share
Before cumulative effect of change in accounting principle	$ 0.03	$ (0.01)	$ 0.09	$ (0.05)
Cumulative effect of change in accounting principle	-	-	-	-
Net Income (Loss) Attributable to Common Shares	$ 0.03	$ (0.01)	$ 0.09	$ (0.05)
Diluted Income (Loss) Per Common Share
Before cumulative effect of change in accounting principle	$ 0.03	$ (0.01)	$ 0.09	$ (0.05)
Cumulative effect of change in accounting principle	-	-	-	-
Net Income (Loss) Attributable to Common Shares	$ 0.03	$ (0.01)	$ 0.09	$ (0.05)

Preferred stock and warrants outstanding during a portion of the three and nine months September 30, 2002 were not included in the computation of diluted income (loss) per share for those periods because their effect would have been anti-dilutive.

NOTE 3 – ACQUISITION OF OIL AND GAS PROPERTIES

Seven Rivers Queen Unit Acquisition - On April 4, 2003, the Company entered into an agreement to purchase a 70.60% working interest, 56.48% net revenue interest, in the Seven Rivers Queen Unit mineral lease located in Lea County, New Mexico.  Total consideration provided by the Company was a cash payment of $900,000.  The Company also issued 10,000 shares of the Company’s restricted common stock valued at $5.20 per share, or $52,000, as a finder’s fee relating to this acquisition.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

Beals Prospect - On July 2, 2003, the Company entered into an agreement to purchase a 100% working interest, 80.5% net revenue interest, in the Beals Prospect mineral lease located in Comanche County, Kansas.  Total consideration provided by the Company was a cash payment of $60,000.  The Company also issued 15,000 shares of the Company’s restricted common stock valued at $5.80 per share, or $87,000, as a finders fee relating to this acquisition.  This is proven undeveloped acreage.

NOTE 4 – NOTES PAYABLE

On February 3, 2003, the Company established a $10,000,000 revolving credit facility with a bank with an initial borrowing base of $2,000,000.  The interest rate is a floating rate equal to the JP Morgan Chase prime rate plus 1% with interest payable monthly. Annual fees for the facility are 1/2 of one percent of the unused portion of the borrowing base. Amounts borrowed under the revolving credit facility will be due in February 2005. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank and the credit facility was guaranteed by two of the Company’s officers. The Company is required under the terms of the credit facility to maintain a tangible net worth of $4,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1. The Company is presently current on its undertakings to the bank necessary to maintain this credit facility.  As of September 30, 2003, no amounts are owed under this credit facility.

On August 1, 2003, the Board of Directors agreed to an extension of the notes payable from two of its officers to January 1, 2005, under the same terms as the original notes.

NOTE 5 – ASSET RETIREMENT OBLIGATION

Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to record the fair value of a liability for an asset retirement obligation when it is incurred which, for the Company, is typically when an oil or gas well is drilled or purchased. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset.  The Company’s asset retirement obligations relate primarily to the obligation to plug and abandon oil and gas wells and support wells at the conclusion of their useful lives.

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

At January 1, 2003, the implementation of SFAS No. 143 resulted in a net increase in property and equipment of $217,878. Liabilities increased by $236,718, which represents the establishment of an asset retirement obligation liability. The cumulative effect on prior years of the change in accounting principle of $11,813, net of $7,027 of related tax effects, was recorded in the first quarter of 2003 as a reduction in earnings. The effect of adopting this accounting principle was an $17,354 decrease in net income during the nine months ended September 30, 2003.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

The following present pro forma net income and basic and diluted income (loss) per common share as if SFAS No. 143 had been applied retroactively for all periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2003	2002	2003	2002
Net Income	$ 224,654	$ 140,144	$ 622,425	$ 192,195
Income (Loss) Per Common Share
Basic	$ 0.03	$ 0.02	$ 0.09	$ 0.02
Diluted	$ 0.03	$ 0.02	$ 0.09	$ 0.02

The pro forma amount of the liability for the asset retirement obligation was $80,140 at December 31, 2001, $85,047 at June 30, 2002 and $232,179 at September 30, 2003. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the nine months ended September 30, 2003 is as follows:

Balance, January 1, 2003	$ 236,718
Liabililities incurred	227,309
Accretion expense	21,998
Balance, September 30, 2003	$ 486,025

NOTE 6 - STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class “A” convertible preferred shares, with a par value of $0.001 per share.

Private Placement Offering of Common Stock and Warrants – On August 22, 2002, the Company initiated a $3,000,000 private placement offering of the Company’s common stock at $2.50 per share with a detachable warrant exercisable at $5.00 per share through September 30, 2005. During the nine months ended September 30, 2003, the Company issued 790,294 shares of common stock and 790,294 warrants for $1,711,199 in net cash proceeds (net of cash offering costs of $264,536). In addition, 105,196 warrants exercisable at $5.00 per share through September 30, 2005 were issued as consulting fees. The net proceeds received were allocated to the common stock and the warrants based upon their relative fair values, with $1,385,579 allocated to the common stock and $327,620 allocated to the warrants. The fair value of the warrants issued was $1,192,626, or $1.37 per warrant, which was determined using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.32%, expected dividend yield of 0%, volatility of 34.7% and an expected life of 2.21 years.

In addition, during the nine months ended September 30, 2003, Arena issued 52,433 additional warrants, with the same terms, as consulting fees relating to the shares of common stock and warrants issued during 2002. During the nine months ended September 30, 2003, $15,922 of the proceeds from the 2002  offering were allocated to the additional warrants, based upon their relative fair value.

The offering closed July 15, 2003.  The Company issued a total of 1,076,294 units of common stock and warrants to investors under the offering for $ 2,313,335 in net cash proceeds (net of cash offering costs of $377,401) and had issued 157,629 warrants as consulting fees and for services to placement agents.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

Stock issued for services – During the nine months ended September 30, 2003, the company issued shares of restricted common stock for services.  A total of 13,847 shares were issued for services with 1,120 shares, valued at $4.50 per share or $5,040, for consulting services and 12,727 shares, valued at $5.50 per share or $70,000, were issued for research work.  Both contracts have a 1 year term.

Warrants exercised – During the nine months ended September 30, 2003, the company issued 11,400 shares of restricted common stock from the exercise of warrants.  The warrants had an exercise price of $1.75, therefore the company received $19,950 from the exercise.

NOTE 7 – EMPLOYEE STOCK OPTIONS

On April 1, 2003, the Company granted options to directors and employees to purchase 1,000,000 shares of common stock at $3.70 per share through April 1, 2008. The options vest at the rate of 20% each year over five years. The exercise price was 85% of the market value of the Company’s common stock on the date issued.  In accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the 15% discount from the market price of the Company’s common stock used in determining the fair value of the common stock is considered reasonable and the options are not compensatory. Accordingly, the Company did not recognize any compensation expense from the grant of these stock options.

The fair value of the options granted was $1,837,935, or $1.84 per share, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% percent, expected volatility of 36.3%, risk-free interest rate of 2.8% and expected lives of 5.0 years.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma and New Mexico totaling $170,000 to allow the Company to do business in those states.  The standby letters of credit are valid through August 2004 and are collateralized by an assignment of certificates of deposit totaling $25,000 and by the credit facility with a bank. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Company has received $14,000 from exercise of 8,000 warrants that had an exercise price of $1.75.

Subsequent to September 30, 2003 and effective October 1, 2003, the Company has acquired a 100% working interest, 78.15% net revenue interest, in the North Benson Queen Unit in Eddy County New Mexico.  Total consideration provided by the Company was a cash payment of $500,000.  The Company also issued 25,000 shares of the Company’s restricted common stock valued at $5.64 per share, or $141,000, as a finder’s fee relating to this acquisition.

Subsequent to September 30, 2003 and effective October 1, 2003, the Company has acquired a 100% working interest, 79.60% net revenue interest, in the West San Andres Unit in Yoakum County, Texas.  Total consideration provided by the Company was a cash payment of $500,000.  The Company also issued 7,000 shares of the Company’s restricted common stock valued at $5.65 per share, or $39,550, as a finder’s fee relating to this acquisition.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

Subsequent to September 30, 2003, the Company has issued standby letters of credit of $87,500 to the State of New Mexico and $25,000 to the Department of the Interior, Bureau of Land Management to allow the Company to do business in the State of New Mexico.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended September 30, 2003, the Company realized $948,947 in revenue compared to $638,962 in revenue for the same period in 2002.  Income before accrual for deferred income taxes for the three months ended September 30, 2003 was $359,097 compared to $264,151 for the same period in 2002. Net income after income taxes and preferred stock dividends was $224,654 for the three months ended September 30, 2003 compared to a net loss of $32,090 for the same period in 2002.

Oil and gas production costs for the three months ended September 30, 2003 were $288,915, compared to $214,721 for the same period in 2002.  Production taxes for the three months ended September 30, 2003 were $70,583, compared to $49,351 for the same period in 2002.  Depreciation and depletion for the three months ended September 30, 2003 was $76,303, compared to $43,547 for the same period in 2002.  General and administrative expenses for the three months ended September 30, 2003 were $138,814, consisting primarily of consulting fees, payroll, salaries and taxes, compared to $59,849 for the same period in 2002, consisting primarily of payroll, salaries and taxes.

For the nine months ended September 30, 2003, the Company realized $2,597,587 in revenue compared to $949,976 in revenue for the same period in 2002.  Income before accrual for deferred income taxes for the nine months ended September 30, 2003 was $991,937 compared to $320,019 for the same period in 2002. Net income after income taxes, cumulative effect of change in accounting principle and preferred stock dividends was $610,612 for the nine months ended September 30, 2003 compared to a loss of $187,379 for the same period in 2002.

Oil and gas production costs for the nine months ended September 30, 2003 were $812,533, compared to $310,793 for the same period in 2002.  Production taxes for the nine months ended September 30, 2003 were $181,907, compared to $64,827 for the same period in 2002.  Depreciation and depletion for the nine months ended September 30, 2003 was $197,009, compared to $84,839 for the same period in 2002.  General and administrative expenses for the nine months ended September 30, 2003 were $402,896, consisting primarily of bank line of credit fees, stock exchange listing fees, franchise taxes, payroll, salaries and taxes, compared to $162,155 for the same period in 2002, consisting primarily of payroll, salaries and taxes.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

Net Production Volume

Net Revenue

Texas Leases

     17,130 BBLS

           $    515,001

Oklahoma Leases

     55,671 BBLS

           $ 1,644,600

New Mexico Leases

     10,182 BBLS

           $    270,889

GAS

Net Production Volume

          Net Revenue

Texas Leases

        4,703 MCF                            $      15,267

Oklahoma Leases                              31,497 MCF

           $    119,081

New Mexico Leases                          11,480 MCF

           $      44,588

Arena is also looking at various other oil and gas opportunities, as generally outlined in its earlier periodic reports, in Oklahoma and other geographic areas, but has entered no definitive or binding agreements, except as otherwise reported in this filing.

Significant Subsequent Events occurring after September 30, 2003:

Subsequent to September 30, 2003, the Company has received $14,000 from exercise of 8,000 warrants that had an exercise price of $1.75.

Subsequent to September 30, 2003 and effective October 1, 2003, the Company has acquired a 100% working interest, 78.15% net revenue interest, in the North Benson Queen Unit in Eddy County New Mexico.  Total consideration provided by the Company was a cash payment of $500,000.  The Company also issued 25,000 shares of the Company’s restricted common stock valued at $5.64 per share, or $141,000, as a finder’s fee relating to this acquisition.

Subsequent to September 30, 2003 and effective October 1, 2003, the Company has acquired a 100% working interest, 79.60% net revenue interest, in the West San Andres Unit in Yoakum County, Texas.  Total consideration provided by the Company was a cash payment of $500,000.  The Company also issued 7,000 shares of the Company’s restricted common stock valued at $5.65 per share, or $39,550, as a finder’s fee relating to this acquisition.

Subsequent to September 30, 2003, the Company has issued standby letters of credit of $87,500 to the State of New Mexico and $25,000 to the Department of the Interior, Bureau of Land Management to allow the Company to do business in the State of New Mexico.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2003, the Company had cash on hand of $2,207,431, compared to $796,915 as of December 31, 2002.  The Company had positive net cash flows from operations for the nine months ended September 30, 2003 of $1,178,024, compared to $228,502 for the same period 2002.  Other significant sources of cash inflow in 2003 were the common stock private placement with net proceeds in 2003 of $1,711,199 and the collection of a common stock subscription receivable, in the amount of $157,500.  Other significant sources of cash inflow in 2002 were the Class A preferred stock private placement (which closed June 30, 2002) with net proceeds of $1,589,606, issuance of notes payable for cash in the amount of $400,000 and exercise of warrants for $130,735.  The most significant cash outflows during the nine months ended September 30, 2003 and 2002 were capital expenditures of $1,404,917 in 2003 and $2,256,209 in 2002 and payment of preferred stock dividends of $114,685 in 2003 and $132,899 in 2002.

On February 3, 2003, the Company established a $10,000,000 revolving credit facility with a bank with an initial borrowing base of $2,000,000.  The interest rate is a floating rate equal to the JP Morgan Chase Prime rate plus 1% with interest payable monthly. Annual fees for the facility are ½ of 1% of the unused portion of the borrowing base. Amounts borrowed under the revolving credit facility will be due in February 2005. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank and the credit facility was guaranteed by two of the Company’s officers. The Company is required under the terms of the credit facility to maintain a tangible net worth of $4,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1.

On August 22, 2002, the Company initiated a $3,000,000 private placement offering of the Company’s common stock at $2.50 per share with a detachable warrant exercisable at $5.00 per share through September 30, 2005. During the nine months ended September 30, 2003, the Company issued 790,294 shares of common stock and 790,294 warrants for $1,711,199 in net cash proceeds (net of cash offering costs of $264,536). In addition, 105,196 warrants exercisable at $5.00 per share through September 30, 2005 were issued as consulting fees.

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

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results.  Such statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  The terms “expect,” ”anticipate,” ”intend,” and “project” and similar words or expressions are intended to identify forward-looking statements.  These statements speak only as of the date of this report.  The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution.  Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions.  It is not possible to foresee or identify all such factors.  The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3.   Controls and Procedures

(a)

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Specifically, the Company maintains an independent audit committee to monitor internal controls and procedures.  Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.  The Company is not aware of any fraud or any material irregularities from its accounting or auditing procedures.

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

Item 5.  Other Information

Since April 15, 2003, Arena has traded on the American Stock Exchange, under the trading symbol, ARD.  The shares have traded in the range of $5.55 to $5.85 during the third quarter, 2003.  Prior to April 15, 2003, Arena had established a limited trading market on the NASD Electronic Bulletin Board beginning approximately March 28, 2001.

Mr. Robert J. Morley resigned as director and officer effective July 31, 2003.  Mr. Morley’s resignation was prompted by the concerns of both Mr. Morley and Arena that the Company was going to continue to engage in oil and gas activities with a controlled entity of Mr. Morley’s, known as Petro Consultants, Inc.  Both parties thought it was in the best interest of the Company to avoid potential future conflicts and related party transactions that Mr. Morley resign from the Board of Directors and as an officer.

Mr. Morley will continue in his capacity as the principal of Petro Consultants, Inc to work with Arena in oil and gas acquisition and development as an industry participant.  Mr. Morley is no longer considered an affiliate but does continue to hold 136,340 shares of the Company’s common stock.  There existed no disagreements or conflicts between Mr. Morley and Arena and the Company wishes to thank him for his services.

Effective August 12, 2003, Mr. Clayton E. Woodrum, CPA, joined the Board of Directors as a replacement Director for Mr. Morley.  Then, effective September 1, 2003, Mr. Charles M. Crawford stepped down from the audit committee and Mr. Woodrum has joined the audit committee.

The Company will continue in its current business activity to acquire suitable oil and gas properties.

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

(a)

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant

To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)

Exhibit 99.2

CEO and CFO certification

(c)

There were no 8-K filings during the quarter ending September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:  ARENA RESOURCES, INC.

Dated: November 3, 2003

By:  /s/  Lloyd Tim Rochford

Lloyd Tim Rochford

President, Chief Executive Officer

Dated: November 3, 2003

By:  /s/  Stanley McCabe

Stanley McCabe

Treasurer, Secretary

Dated: November 3, 2003

By:  /s/  William R. Broaddrick

William R. Broaddrick

Vice President, Chief Financial Officer