Form 10QSB
period 2004-03-31
ARENA RESOURCES INC
filed 2004-05-17
CIK 1123871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period Ended March 31, 2004

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

As of May 10, 2004, the Company had outstanding 7,192,097 shares of common stock ($0.001 par value).

Transitional Small Business Disclosure Format (check one):   Yes ____

No __X__

actions wi

INDEX

Arena Resources, Inc.

For the Quarter Ended March 31, 2004

Part I.  Financial Information

Page

Item 1.  Financial Statements (Unaudited)

3

Condensed Balance Sheets as of March 31, 2004 and

  December 31, 2003 (Unaudited)

4

Condensed Statements of Operations for the Three Months

  Ended March 31, 2004 and 2003 (Unaudited)

5

Condensed Statements of Cash Flows for the Three Months

  Ended March 31, 2004 and 2003 (Unaudited)

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

ARENA RESOURCES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	Pro Forma
	March 31,	March 31,	December 31,
	2004 - Note 1	2004	2003

ASSETS
Current Assets
Cash	$ 1,238,282	$ 1,238,282	$ 1,076,676
Account receivable	424,515	611,820	388,910
Short-term investments	25,234	25,234	25,234
Prepaid expenses	72,342	72,342	28,935

Total Current Assets	1,760,373	1,947,678	1,519,755

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	18,989,557	18,989,557	8,463,400
Drilling advances	244,795	244,795	351,000
Equipment	48,480	48,480	48,480
Office equipment	36,424	36,424	18,978
Total Property and Equipment	19,319,256	19,319,256	8,881,858
Less: Accumulated depreciation and amortization	(631,202)	(631,202)	(513,754)

Net Property and Equipment	18,688,054	18,688,054	8,368,104

Deferred Offering Costs	245,660	245,660	130,872

Total Assets	$ 20,694,087	$ 20,881,392	$ 10,018,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 194,366	$ 374,642	$ 229,522
Accrued liabilities	71,413	71,413	18,440
Put option	2,905	2,905	2,905
Short-term note payable	2,000,000	10,015,469	-

Total Current Liabilities	2,268,684	10,464,429	250,867

Long-Term Liabilities
Notes payable	8,008,440	-	-
Notes payable to related parties	400,000	400,000	400,000
Asset retirement liability	652,180	652,180	607,200
Deferred income taxes	885,736	885,736	671,765

Total Long-Term Liabilities	9,946,356	1,937,916	1,678,965

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	-	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
7,167,097 shares and 7,162,097 shares outstanding, respectively	7,167	7,167	7,162
Additional paid-in capital	7,019,494	7,019,494	6,994,925
Options and warrants outstanding	810,340	810,340	813,164
Retained earnings	642,046	642,046	273,648

Total Stockholders' Equity	8,479,047	8,479,047	8,088,899

Total Liabilities and Stockholders' Equity	$ 20,694,087	$ 20,881,392	$ 10,018,731

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended March 31,	2004	2003

Oil and Gas Revenues	$ 1,409,719	$ 807,021

Costs and Operating Expenses
Oil and gas production costs	409,333	242,071
Oil and gas production taxes	100,721	53,950
Depreciation, depletion and amortization	117,448	51,091
General and administrative expense	178,202	143,631

Total Costs and Operating Expenses	805,704	490,743

Other Income (Expense)
Gain from change in fair value of put options	-	4,775
Accretion expense	(12,532)	(4,782)
Interest expense	(9,114)	(9,863)

Net Other Expense	(21,646)	(9,870)

Income Before Provision for Income Taxes and Cumulative
Effect of Change in Accounting Principle	582,369	306,408

Provision for Deferred Income Taxes	213,971	114,289

Income Before Cumulative Effect of Change
in Accounting Principle	368,398	192,119

Cumulative Effect of Change in Accounting Principle	-	(11,813)

Net Income	$ 368,398	$ 180,306

Basic Income Per Common Share
Before cumulative effect of change in accounting principle	$ 0.05	$ 0.03
Net Income	0.05	0.03
Diluted Income Per Common Share
Before cumulative effect of change in accounting principle	$ 0.05	$ 0.03
Net Income	0.05	0.03

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2004	2003
Cash Flows From Operating Activities
Net income	$ 368,398	$ 180,306
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	117,448	51,091
Gain from change in fair value of put option	-	(4,776)
Cumulative effect of change in accounting principle	-	11,813
Accretion of discounted liabilities	12,352	4,782
Changes in assets and liabilities:
Accounts receivable	(222,911)	(5,454)
Inventory of purchased oil and gas	43,870	-
Prepaid expenses	(43,407)	(1,000)
Accounts payable and accrued liabilities	198,093	(72,784)
Deferred income taxes	213,971	114,287

Net Cash Provided by Operating Activities	687,814	278,265

Cash Flows from Investing Activities
Purchase of oil and gas properties	(415,724)	(153,715)
Purchase of office equipment	(17,446)	-

Net Cash Used in Investing Activities	(433,170)	(153,715)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	(114,788)	183,739
Proceeds from exercise of warrants	21,750	-
Collection of common stock subscription receivable	-	157,500
Payment of accrued dividends to preferred stockholders	-	(46,384)

Net Cash Provided by (Used in) Financing Activities	(93,038)	294,855

Net Increase in Cash	161,606	419,405

Cash at Beginning of Period	1,076,676	796,915

Cash at End of Period	$ 1,238,282	$ 1,216,320

Supplemental Cash Flows Information
Cash paid for interest	$ 9,863	$ 9,866

Non-Cash Investing and Financing Activities
Assets were acquired in exchange for liabilities incurred as follows:
Oil and gas inventory purchased	$ 43,870	$ -
Oil and gas properties subject to amortization	10,004,047	-
Total Liabilities Incurred	$ 10,047,917	$ -

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements – The accompanying condensed financial statements have been prepared by the Company and are unaudited.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation, consisting of normal recurring adjustments, except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-KSB as of December 31, 2003.  The financial position and results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

Pro Forma Balance Sheet – At March 31, 2004, the Company owed $10,008,440 of accounts payable and a short-term note, net of accounts receivable, in connection with the acquisition of an interest in the East Hobbs San Andres Property mineral lease, as more fully described in Note 3, and in connection with the operation of this property during March 2004. In order to facilitate the closing of the acquisition, on May 7, 2004, the Company borrowed $8,008,440 under the terms of a long-term revolving credit facility and borrowed $2,000,000 under the terms of a short-term bridge financing arrangement; the terms of which are both described in Note 4. The accompanying pro forma condensed balance sheet as of March 31, 2004 has been prepared to present the estimated effects of these financing transactions on the financial position of the Company as if they had occurred on March 31, 2004.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Amortization expense for the three months ended March 31, 2004 was $117,448 based on depletion at the rate of $2.71 per barrel of oil equivalent compared to $51,091 based on depletion at the rate of $1.88 per barrel of oil equivalent for the three months ended March 31, 2003. These amounts include $3,299 and $2,376 of depreciation on equipment during the three months ended March 31, 2004 and 2003, respectively.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

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

Income Per Common Share – Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted income per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

Concentration of Credit Risk and Major Customer – The Company currently has cash in excess of federally insured limits at March 31, 2004.  During the three months ended March 31, 2004, sales to three customers represented 41%, 31% and 15% of total sales, respectively.  At March 31, 2004, these three customers made up 39%, 29% and 15% of accounts receivable, respectively.

Stock-Based Employee Compensation – The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation awards to employees.  Under APB 25, no stock-based compensation expense was charged to earnings, as all options granted had an exercise price equal to or greater than the adjusted fair value of the underlying common stock on the grant date.

Alternately, Statement on Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock option awards. The following table illustrates the effect on net income and basic and diluted income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

For the Three Months Ended March 31,	2004	2003
Net income, as reported	$ 368,398	$ 180,306
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(127,099)	-

Pro Forma Net Income	$ 241,299	$ 180,306
Income per Common Share
Basic, as reported	$ 0.05	$ 0.03
Basic, pro forma	0.03	0.03
Diluted, as reported	0.05	0.03
Diluted, pro forma	0.03	0.03

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the Three Months Ended March 31,	2004	2003
Income before cumulative effect of change in accounting principle	$ 368,398	$ 192,119
Cumulative effect of change in accounting principle	-	(11,813)
Net Income	$ 368,398	$ 180,306
Basic Weighted-Average Common Shares Outstanding	7,163,734	6,327,609
Effect of dilutive securities
Warrants	429,739	133,482
Stock options	258,552	-
Diluted Weighted-Average Common Shares Outstanding	7,852,025	6,461,091
Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.05	$ 0.03
Net income	0.05	0.03
Diluted Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.05	$ 0.03
Net Income	0.05	0.03

NOTE 3 - ACQUISITION OF OIL AND GAS PROPERTIES

East Hobbs Property Interest Acquisition – On May 7, 2004, the Company acquired an 82.24% working interest, 67.30% net revenue interest, in the East Hobbs San Andres Property mineral lease (“East Hobbs”) located in Lea County, New Mexico.  The "effective date" of the transaction pursuant to the acquisition agreement was March 1, 2004; therefore, the results of East Hobbs’ operations are included in the accompanying financial statements from March 1, 2004. East Hobbs is comprised of 20 operating oil and gas wells that were unitized into one lease prior to the acquisition. The Company purchased East Hobbs for its current production and cash flow, as well as for the drilling and secondary recovery opportunities from the property.  The aggregate purchase price was $10,015,470, which was paid at closing on May 7, 2004.  The acquisition was funded through the use of a credit facility and bridge financing described more fully in Note 4.  The purchase price was allocated to the assets acquired and the liabilities incurred as follows:

Inventory of oil and gas purchased	$ 43,870
Oil and gas properties subject to amortization	10,004,047
Total Assets Acquired	$ 10,047,917
Short-term note payable incurred	$ 10,015,470
Asset retirement obligation incurred	32,447
Total Liabilities Incurred	$ 10,047,917

The following pro forma information is presented to reflect the operations of the Company as if the acquisition of East Hobbs had been completed on January 1, 2004 and 2003, respectively:

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

For the Three Months Ended March 31,	2004	2003

Oil and Gas Revenues	$ 1,813,490	$ 1,481,834
Income from Operations Before Cumulative Effect of Change
in Accounting Principle	480,411	399,627
Net Income	480,411	387,814
Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.07	$ 0.06
Net income	0.07	0.06
Diluted Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.06	$ 0.06
Net income	0.06	0.06

NOTE 4 – NOTES PAYABLE

On February 3, 2003, the Company established a $10,000,000 revolving credit facility with a bank with an initial borrowing base of $2,000,000.  On December 31, 2003, the Company entered into an agreement that increased the revolving credit facility to $20,000,000 and increased the initial borrowing base to $4,000,000.  On April 14, 2004, the Company changed financial institutions and thereby canceled this credit facility.

On April 14, 2004, the Company established a new $15,000,000 credit facility from a bank with an $8,500,000 initial borrowing base.  Any increases in the borrowing base are subject to written consent by the financial institution.  The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR plus 2.25%, currently 3.42% per annum, and is payable monthly.  Annual fees for the facility are 1/8 of one percent of the unused portion of the borrowing base.  Amounts borrowed under the revolving credit facility are due in April 2007.  The revolving credit facility is secured by the Company’s principal mineral interests.  In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $6,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1, not including the $2,000,000 bridge financing arrangement discussed below. On May 7, 2004, tdrew $8,008,440 under this revolving credit facility to fund the acquisition of the East Hobbs San Andres Property interests.. An additional $294,029 is reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

On April 14, 2004, the Company also entered into to a bridge financing arrangement for $2,000,000 from a bank. On May 7, 2004, the Company borrowed $2,000,000 under the terms of the bridge financing arrangement to fund the acquisition of the East Hobbs San Andres Property interests. The interest rate on the bridge financing arrangement is a floating rate equal to the 30, 60 or 90 day LIBOR plus 2.25%, currently 3.42% per annum, and is payable monthly. The bridge financing arrangement has been guaranteed by two of the Company’s officers.  Amounts borrowed under the revolving credit facility are due June 30, 2004.

On April 13, 2004, the Board of Directors agreed to an extension of the notes payable from two of its officers to July 1, 2005, under the same terms as the original notes.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 5 – ASSET RETIREMENT OBLIGATION

The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2004 is as follows:

Balance, January 1, 2004	$ 607,200
Liabililities incurred	32,447
Accretion expense	12,533
Balance, March 31, 2004	$ 652,180

NOTE 6 - STOCKHOLDERS’ EQUITY

Warrants exercised – During the three months ended March 31, 2004, the Company issued 5,000 shares of common stock from the exercise of warrants.  Of the 5,000 warrants, 1,000 had an exercise price of $1.75 per share and 4,000 had an exercise price of $5.00 per share; therefore, the Company received $21,750 from the exercise.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma and New Mexico totaling $294,029 to allow the Company to do business in those states.  The standby letters of credit are valid through May 2005 and are collateralized by the revolving credit facility with the bank. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 2004, the Company has received $108,750 from exercise of 5,000 warrants that had an exercise price of $1.75 per share and the exercise of 20,000 warrants that had an exercise price of $5.00 per share.

On April 14, 2004, the Company changed financial institutions and established a new revolving credit facility and a bridge financing agreement as of that same date, as further disclosed in Note 4.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended March 31, 2004, the Company realized $1,409,719 in revenue, of which $209,320 was attributable to March production from the East Hobbs, compared to $807,021 in revenue for the same period in 2003.  Income before accrual for deferred income taxes for the three months ended March 31, 2004 was $582,369, of which $74,131 was attributable to March production from the East Hobbs, compared to $306,408 for the same period in 2003. Net income attributable to common shares was $368,398, of which $49,668 was attributable to March production from the East Hobbs, for the three months ended March 31, 2004 compared to $180,306 for the same period in 2003.

Oil and gas production costs for the three months ended March 31, 2004 were $409,333, of which $93,044 was attributable to March operations of the East Hobbs, compared to $242,071 for the same period in 2003.  Production taxes for the three months ended March 31, 2004 were $100,721, of which $22,014 was attributable to March production from the East Hobbs, compared to $53,950 for the same period in 2003.  Depreciation and depletion for the three months ended March 31, 2004 was $117,448, of which $19,893 was attributable to March production from the East Hobbs, compared to $51,091 for the same period in 2003.  General and administrative expenses for the three months ended March 31, 2004 were $178,202, which was not significantly effected by the East Hobbs acquisition, consisting primarily of consulting fees, payroll, salaries and taxes, compared to $143,631 for the same period in 2002, consisting primarily of payroll, salaries and taxes.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

Net Production Volume

Net Revenue

Texas Leases

       9,051 BBLS

           $    300,348

Oklahoma Leases

     15,827 BBLS

           $    539,576

New Mexico Leases

     12,860 BBLS

           $    418,634

GAS

Net Production Volume

          Net Revenue

Texas Leases

        3,501 MCF                              $      10,123

Oklahoma Leases                                8,706 MCF

           $      29,766

New Mexico Leases                          13,735 MCF

           $      66,996

Arena is also looking at various other oil and gas opportunities, as generally outlined in its earlier periodic reports, in Oklahoma and other geographic areas, but has entered no definitive or binding agreements, except as otherwise reported in this filing.

Significant Subsequent Events occurring after March 31, 2004:

Subsequent to March 31, 2004, the Company has received $108,750 from exercise of 5,000 warrants that had an exercise price of $1.75 per share and the exercise of 20,000 warrants that had an exercise price of $5.00 per share.

On April 14, 2004, the Company changed financial institutions and established a new revolving credit facility and a bridge financing agreement as of that same date, as further disclosed in Note 4.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2004, the Company had cash on hand of $1,238,282, compared to $1,076,676 as of December 31, 2003.  The Company had positive net cash flows from operations for the three months ended March 31, 2004 of $687,814, compared to $278,265 for the same period 2003.  Other significant sources of cash inflow in 2003 were the common stock private placement with net proceeds in 2003 of $183,739 and the collection of a common stock subscription receivable, in the amount of $157,500.  The most significant cash outflows during the three months ended March 31, 2004 and 2003 were capital expenditures of $433,170 in 2004 and 153,715 in 2003 and payment of preferred stock dividends of $46,384 in 2003.

On February 3, 2003, the Company established a $10,000,000 revolving credit facility with a bank with an initial borrowing base of $2,000,000.  On December 31, 2003, the Company entered into an agreement that increased the revolving credit facility to $20,000,000 and increased the initial borrowing base to $4,000,000.  On April 14, 2004, the Company changed financial institutions and thereby canceled this credit facility.

On April 14, 2004, the Company established a new $15,000,000 credit facility from a bank with an $8,500,000 initial borrowing base.  Any increases in the borrowing base are subject to written consent by the financial institution.  The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR plus 2.25%, currently 3.42% per annum, and is payable monthly.  Annual fees for the facility are 1/8 of one percent of the unused portion of the borrowing base.  Amounts borrowed under the revolving credit facility are due in April 2007.  The revolving credit facility is secured by the Company’s principal mineral interests.  In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $6,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1, not including the $2,000,000 bridge financing arrangement discussed below. On May 7, 2004, the Company drew $8,008,440 under this revolving credit facility to fund the acquisition of the East Hobbs San Andres Property interests. An additional $294,029 is reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

On April 14, 2004, the Company also entered into to a bridge financing arrangement for $2,000,000 from a bank. On May 7, 2004, the Company borrowed $2,000,000 under the terms of the bridge financing arrangement to fund the acquisition of the East Hobbs San Andres Property interests. The interest rate on the bridge financing arrangement is a floating rate equal to the 30, 60 or 90 day LIBOR plus 2.25%, currently 3.42% per annum, and is payable monthly.  The bridge financing arrangement has been guaranteed by two of the Company’s officers.  Amounts borrowed under the revolving credit facility are due June 30, 2004.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Since April 15, 2003, Arena has traded on the American Stock Exchange, under the trading symbol, ARD.  The shares have traded in the range of $5.85 to $7.08 during the first quarter, 2004.  Prior to April 15, 2003, Arena had established a limited trading market on the NASD Electronic Bulletin Board beginning approximately March 28, 2001.

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

(a)

Exhibit 99.1

Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant

To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)

Exhibit 99.2

CEO and CFO certification

(c)

There were no 8-K filings during the quarter ending March 31, 2004. The Company will file a Form 8-K on May 18, 2004 regarding the acquisition of the East Hobbs oil and gas property interests.

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:  ARENA RESOURCES, INC.

Dated: May 17, 2004, 2004

By:  /s/ Lloyd Tim Rochford

Lloyd Tim Rochford

President, Chief Executive Officer

Dated: May 17, 2004

By:  /s/ Stanley McCabe

Stanley McCabe

Treasurer, Secretary

Dated: May 17, 2004

By:  /s/ William R. Broaddrick

William R. Broaddrick

Vice President, Chief Financial Officer

EXHIBIT 31.1

SECTION 302 CERTIFICATION

CERTIFICATION

I, Lloyd T. Rochford, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arena Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and producers to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

__May 14, 2004______

Date

__/s/  Lloyd T. Rochford_

Lloyd T. Rochford

Chief Executive Officer

EXHIBIT 31.2

SECTION 302 CERTIFICATION

CERTIFICATION

I, William R. Broaddrick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Arena Resources, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and producers to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

__May 14, 2004___

Date

__/s/  William R. Broaddrick_

William R. Broaddrick

Chief Financial Officer

Exhibit 32.1

SECTION 906 CERTIFICATIONS

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arena Resources, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lloyd T. Rochford, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Lloyd T. Rochford

Lloyd T. Rochford

Chief Executive Officer

May 14, 2004

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

SECTION 906 CERTIFICATIONS

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arena Resources, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William R. Broaddrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  William R. Broaddrick

William R. Broaddrick

Chief Financial Officer

May 14, 2004

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.