Form 10QSB/A
period 2004-03-31
ARENA RESOURCES INC
filed 2004-05-27
CIK 1123871

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

(918) 747-6060

(Issuer’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

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
		(As Restated
		- Note 1)
ASSETS
Current Assets
Cash	$ 1,238,282	$ 1,238,282	$ 1,076,676
Account receivable	611,736	424,515	388,910
Short-term investments	25,234	25,234	25,234
Prepaid expenses	32,526	32,526	28,935

Total Current Assets	1,907,778	1,720,557	1,519,755

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	18,849,527	8,866,225	8,463,400
Drilling advances	244,795	244,795	351,000
Equipment	48,480	48,480	48,480
Office equipment	36,424	36,424	18,978
Total Property and Equipment	19,179,226	9,195,924	8,881,858
Less: Accumulated depreciation and amortization	(611,309)	(611,309)	(513,754)

Net Property and Equipment	18,567,917	8,584,615	8,368,104

Deferred Offering Costs	245,660	245,660	130,872

Total Assets	$ 20,721,355	$ 10,550,832	$ 10,018,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 296,002	$ 194,366	$ 229,522
Accrued liabilities	71,413	43,413	18,440
Put option	2,905	2,905	2,905
Short-term note payable	2,000,000	-	-

Total Current Liabilities	2,370,320	240,684	250,867

Long-Term Liabilities
Notes payable	8,008,440	-	-
Notes payable to related parties	400,000	400,000	400,000
Asset retirement liability	651,943	619,496	607,200
Deferred income taxes	861,273	861,273	671,765

Total Long-Term Liabilities	9,921,656	1,880,769	1,678,965

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	-	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
7,167,097 shares and 7,162,097 shares outstanding, respectively	7,167	7,167	7,162
Additional paid-in capital	7,019,494	7,019,494	6,994,925
Options and warrants outstanding	810,340	810,340	813,164
Retained earnings	592,378	592,378	273,648

Total Stockholders' Equity	8,429,379	8,429,379	8,088,899

Total Liabilities and Stockholders' Equity	$ 20,721,355	$ 10,550,832	$ 10,018,731

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

For the Three Months Ended March 31,	2004	2003
	(As Restated
	- Note 1)

Oil and Gas Revenues	$ 1,200,400	$ 807,021

Costs and Operating Expenses
Oil and gas production costs	316,290	242,071
Oil and gas production taxes	78,707	53,950
Depreciation, depletion and amortization	97,555	51,091
General and administrative expense	178,202	143,631

Total Costs and Operating Expenses	670,754	490,743

Other Income (Expense)
Gain from change in fair value of put options	-	4,775
Accretion expense	(12,295)	(4,782)
Interest expense	(9,113)	(9,863)

Net Other Expense	(21,408)	(9,870)

Income Before Provision for Income Taxes and Cumulative
Effect of Change in Accounting Principle	508,238	306,408

Provision for Deferred Income Taxes	189,508	114,289

Income Before Cumulative Effect of Change
in Accounting Principle	318,730	192,119

Cumulative Effect of Change in Accounting Principle	-	(11,813)

Net Income	$ 318,730	$ 180,306

Basic Income Per Common Share
Before cumulative effect of change in accounting principle	$ 0.04	$ 0.03
Net Income	0.04	0.03
Diluted Income Per Common Share
Before cumulative effect of change in accounting principle	$ 0.04	$ 0.03
Net Income	0.04	0.03

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31,	2004	2003
	(As Restated
	- Note 1)
Cash Flows From Operating Activities
Net income	$ 318,730	$ 180,306
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	97,555	51,091
Gain from change in fair value of put option	-	(4,776)
Cumulative effect of change in accounting principle	-	11,813
Accretion of discounted liabilities	12,295	4,782
Changes in assets and liabilities:
Accounts receivable	(35,605)	(5,454)
Prepaid expenses	(3,591)	(1,000)
Accounts payable and accrued liabilities	(10,182)	(72,784)
Deferred income taxes	189,508	114,287

Net Cash Provided by Operating Activities	568,710	278,265

Cash Flows from Investing Activities
Purchase of oil and gas properties	(296,620)	(153,715)
Purchase of office equipment	(17,446)	-

Net Cash Used in Investing Activities	(314,066)	(153,715)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants less offering costs paid	(114,788)	183,739
Proceeds from exercise of warrants	21,750	-
Collection of common stock subscription receivable	-	157,500
Payment of accrued dividends to preferred stockholders	-	(46,384)

Net Cash Provided by (Used in) Financing Activities	(93,038)	294,855

Net Increase in Cash	161,606	419,405

Cash at Beginning of Period	1,076,676	796,915

Cash at End of Period	$ 1,238,282	$ 1,216,320

Supplemental Cash Flows Information
Cash paid for interest	$ 9,863	$ 9,866

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

Pro Forma Balance Sheet – On May 7, 2004, the Company acquired a working interest in the East Hobbs San Andres Property mineral lease as described more fully in Note 3. In order to facilitate the closing of the acquisition, on May 7, 2004, the Company borrowed $8,008,440 under the terms of a long-term revolving credit facility and borrowed $2,000,000 under the terms of a short-term bridge financing arrangement; the terms of which are both described in Note 4.  The accompanying pro forma condensed balance sheet as of March 31, 2004 has been prepared to present the estimated effects of the acquisition and these financing transactions on the financial position of the Company as if they had occurred on March 31, 2004.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Amortization expense for the three months ended March 31, 2004 was $97,555 based on depletion at the rate of $2.64 per barrel of oil equivalent compared to $51,091 based on depletion at the rate of $1.88 per barrel of oil equivalent for the three months ended March 31, 2003. These amounts include $3,299 and $2,376 of depreciation on equipment during the three months ended March 31, 2004 and 2003, respectively.

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

Concentration of Credit Risk and Major Customer – The Company currently has cash in excess of federally insured limits at March 31, 2004.  During the three months ended March 31, 2004, sales to three customers represented 47%, 24% and 17% of total sales, respectively.  At March 31, 2004, these three customers made up 39%, 29% and 15% of accounts receivable, respectively.

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

For the Three Months Ended March 31,	2004	2003
Net income, as reported	$ 318,730	$ 180,306
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(127,099)	-

Pro Forma Net Income	$ 191,631	$ 180,306
Income per Common Share
Basic, as reported	$ 0.04	$ 0.03
Basic, pro forma	0.03	0.03
Diluted, as reported	0.04	0.03
Diluted, pro forma	0.02	0.03

Restatement – The Company has restated the accompanying condensed financial statements as of March 31, 2004 and for the three months then ended to reflect the effects of correcting the date of the acquisition of the East Hobbs San Andres Property mineral lease from March 1, 2004 to May 7, 2004. The effects of the restatement are as follows:

	As Previously	Effect of	As
	Reported	Restatement	Restated
As of March 31, 2004
Current assets	$ 1,947,678	$ (227,121)	$ 1,720,557
Property and equipment, net	18,688,054	(10,103,439)	8,584,615
Total assets	20,881,392	(10,330,560)	10,550,832
Current liabilities	10,464,429	(10,223,745)	240,684
Long-term liabilities	1,937,916	(57,147)	1,880,769
Stockholders' equity	8,479,047	(49,668)	8,429,379

For the Three Months Ended March 31, 2004
Revenue	$ 1,409,719	$ (209,319)	$ 1,200,400
Costs and operating expenses	805,704	(134,950)	670,754
Income before provision for income taxes	582,369	(74,131)	508,238
Provision for income taxes	213,971	(24,463)	189,508
Net income	368,398	(49,668)	318,730
Basic income per common share	0.05	(0.01)	0.04
Diluted income per common share	0.05	(0.01)	0.04

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the Three Months Ended March 31,	2004	2003
Income before cumulative effect of change in accounting principle	318,730	192,119
Cumulative effect of change in accounting principle	-	(11,813)
Net Income	$ 318,730	$ 180,306
Basic weighted-average common shares outstanding	7,163,734	6,327,609
Effect of dilutive securities
Warrants	429,739	133,482
Stock options	243,441	-
Diluted Weighted-Average Common Shares Outstanding	7,836,914	6,461,091
Basic Income Per Common Share
Before cumulative effect of change in accounting principle	$ 0.04	$ 0.03
Cumulative effect of change in accounting principle	-	-
Net Income Attributable to Common Shares	$ 0.04	$ 0.03
Diluted Income Per Common Share
Before cumulative effect of change in accounting principle	$ 0.04	$ 0.03
Cumulative effect of change in accounting principle	-	-
Net Income Attributable to Common Shares	$ 0.04	$ 0.03

NOTE 3 – ACQUISITION OF OIL AND GAS PROPERTIES

On May 7, 2004, the Company acquired an 82.24% working interest, 67.60% net revenue interest, in the East Hobbs San Andres Property mineral lease (“East Hobbs”) located in Lea County, New Mexico.  Although the Purchase and Sales Agreement transferred the revenue and the related operating costs from East Hobbs to Arena beginning March 1, 2004, Arena did not control the property interests until May 7, 2004.  As a result, the acquisition date for accounting purposes was May 7, 2004 and the operations of East Hobbs’ operations will be included in the results of operations of Arena from May 7, 2004. Revenues and operating costs for the months of March and April have been estimated and treated as adjustments to the purchase price. Those estimates are subject to adjustment when actual information is available; thus, the purchase price and the allocation of the purchase price are subject to refinement.

East Hobbs is comprised of 20 operating oil and gas wells that were unitized into one lease prior to the acquisition. The Company purchased East Hobbs for its current production and cash flow, as well as for the drilling and secondary recovery opportunities from the property.  The purchase price was $10,036,440 and consisted of $10,008,440 of cash and $28,000 of estimated acquisition costs.  The acquisition was funded through the use of a credit facility and bridge financing described more fully in Note 4. The purchase price was allocated to the assets acquired and the liabilities assumed as follows:

Accounts receivable	$ 187,221
Oil and gas properties subject to amortization	9,983,302
Total Assets Acquired	10,170,523
Accounts payable	(101,636)
Asset retirement obligation	(32,447)
Total Liabilities Assumed	(134,083)
Net Assets Acquired	$ 10,036,440

The following pro forma information is presented to reflect the operations of the Company as if the acquisition of East Hobbs had been completed on January 1, 2004 and 2003, respectively:

For the Three Months Ended March 31,	2004	2003

Oil and Gas Revenues	$ 1,813,406	$ 1,481,834
Income from Operations Before Cumulative Effect of Change
in Accounting Principle	494,832	399,627
Net Income	494,832	387,814
Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.07	$ 0.06
Net income	0.07	0.06
Diluted Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.06	$ 0.06
Net income	0.06	0.06

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

On April 14, 2004, the Company also entered into to a bridge financing arrangement for $2,000,000 from a bank. On May 7, 2004, the Company borrowed $2,000,000 under the terms of the bridge financing arrangement to fund the acquisition of the East Hobbs San Andres Property interests. The interest rate on the bridge financing arrangement is a floating rate equal to the 30, 60 or 90 day LIBOR plus 2.25%, currently 3.42% per annum, and is payable monthly. The bridge financing arrangement has been guaranteed by two of the Company’s officers.  Amounts borrowed under the bridge financing arrangement are due June 30, 2004.

On April 13, 2004, the Board of Directors agreed to an extension of the notes payable to two of its officers to July 1, 2005, under the same terms as the original notes.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2004 is as follows:

Balance, January 1, 2004	$ 607,200
Accretion expense	12,295
Balance, March 31, 2004	$ 619,495

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

On May 7, 2004, the Company closed the acquisition of the East Hobbs San Andres Property interest as further discussed in Note 3.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Oil and natural gas sales.  For the three months ended March 31, 2004, oil and natural gas sales revenue increased $393,379 to $1,200,400, compared to $807,021 for the same period during 2003.  Oil sales increased $363,996 and natural gas sales increased $29,383.  The increase in oil sales was the result of a sales volume increase of 10,193 barrels for the three months ended March 31, 2004 compared to the same period in 2003, and a 3% increase in the average realized per barrel oil price from $32.38 for the three months ended March 31, 2003 to $33.23 for the three months ended March 31, 2004.  The increase in natural gas sales was the result of a sales volume increase of 8,411 thousand cubic feet (MCF) for the three months ended March 31, 2004 compared to the same period in 2003, offset by a 9% decrease in the average realized natural gas price per MCF from $4.40 for the three months ended March 31, 2003 to $4.00 for the three months ended March 31, 2004.  The volume increase for crude oil and natural gas primarily resulted from $3 million of capital expenditures during 2003.

Lease operating expenses.  Our lease operating expenses increased from $242,071 or $9.52 per barrel of oil equivalent (BOE) for the three months ended March 31, 2004 to $316,290 or $8.54 per BOE for the three months ended March 31, 2004.  This increase was a result of higher operating costs on properties acquired in 2003.  While it is possible that this increase will continue in the future as we acquire additional properties, because each property is individual in its characteristics, at this time, apart from normal increases associated with inflation in general, we cannot specifically identify this increase to be a trend.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 7% during the three months ended March 31, 2003 and remained steady at 7% for the three months ended March 31, 2004.  Production taxes vary from state to state.  Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $46,464 to $97,555 for the three months ended March 31, 2004, compared to the same period in 2003. The increase was a result of an increase in the average depreciation, depletion and amortization rate from $1.88 per BOE during the three months ended March 31, 2003 to $2.64 per BOE during the three months ended March 31, 2004. The increased depreciation, depletion and amortization was the result of increased sales volume and an increase in estimated future development costs, which increases the per BOE depreciation, depletion and amortization rate.

General and administrative expenses.  General and administrative expenses increased by $34,571 to $178,202 for the three months ended March 31, 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and $16,095 paid to Lee Keeling & Associates for the preparation of reserve analysis reports for the year ended December 31, 2003.

Interest expense (net of interest income).  Interest expense decreased $749 to $9,114 for the three months ended March 31, 2004 when compared to the same period in 2003. The decrease was due to earning interest on part of our available cash balance in order to offset a portion of the interest expense incurred.

Income tax expense.  Our effective tax rate was 37% during the three months ended March 31, 2003 and remained steady at 37% for the three months ended March 31, 2004.

Net income.  Net income increased from $180,306 for the three months ended March 31, 2003 to $318,730 for 2004. The primary reasons for this increase include higher crude oil prices between periods and an increase in volumes sold, partially offset by higher lease operating expense, income tax expense and general and administrative expenses due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

Net Production Volume

Net Revenue

Texas Leases

       9,051 BBLS

           $    300,348

Oklahoma Leases

     15,827 BBLS

           $    539,576

New Mexico Leases

       8,905 BBLS

           $    282,788

GAS

Net Production Volume

          Net Revenue

Texas Leases                                      3,501 MCF

           $      10,123

Oklahoma Leases                                8,706 MCF

           $      29,766

New Mexico Leases                            7,116 MCF

           $      37,477

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

On May 7, 2004, the Company closed the acquisition of the East Hobbs San Andres Unit as further discussed in note 3.

The following pro forma information is presented to reflect the operations of the Company as if the acquisition of East Hobbs had been completed on January 1, 2004 and 2003, respectively:

For the Three Months Ended March 31,	2004	2003

Oil and Gas Revenues	$ 1,813,406	$ 1,481,834
Income from Operations Before Cumulative Effect of Change
in Accounting Principle	494,832	399,627
Net Income	494,832	387,814
Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.07	$ 0.06
Net income	0.07	0.06
Diluted Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.06	$ 0.06
Net income	0.06	0.06

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2004, the Company had cash on hand of $1,238,282, compared to $1,076,676 as of December 31, 2003.  The Company had positive net cash flows from operations for the three months ended March 31, 2004 of $568,710, compared to $278,265 for the same period 2003.  Other significant sources of cash inflow in 2003 were the common stock private placement with net proceeds in 2003 of $183,739 and the collection of a common stock subscription receivable, in the amount of $157,500.  The most significant cash outflows during the three months ended March 31, 2004 and 2003 were capital expenditures of $296,620 in 2004 and 153,715 in 2003 and payment of preferred stock dividends of $46,384 in 2003.

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

On April 14, 2004, the Company also entered into to a bridge financing arrangement for $2,000,000 from a bank. On May 7, 2004, the Company borrowed $2,000,000 under the terms of the bridge financing arrangement to fund the acquisition of the East Hobbs San Andres Property interests. The interest rate on the bridge financing arrangement is a floating rate equal to the 30, 60 or 90 day LIBOR plus 2.25%, currently 3.42% per annum, and is payable monthly.  The bridge financing arrangement has been guaranteed by two of the Company’s officers.  Amounts borrowed under the bridge financing arrangement are due June 30, 2004.

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

Part II - Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Small Business Issuers Purchases of Equity Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibit 31.1

Section 302 Certification of CEO

Exhibit 31.2

Section 302 Certification of CFO

(b)

Exhibit 32.1

Section 1350 Certification of CEO

Exhibit 32.2

Section 1350 Certification of CFO

(c)

There were no 8-K filings during the quarter ending March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:  ARENA RESOURCES, INC.

Dated: May 27, 2004

By:  /s/ Lloyd Tim Rochford

Lloyd Tim Rochford

President, Chief Executive Officer

Dated: May 27, 2004

By:  /s Stanley McCabe

Stanley McCabe

Treasurer, Secretary

Dated: May 27, 2004

By:  /s/ William R. Broaddrick

William R. Broaddrick

Vice President, Chief Financial Officer

Exhibit 31.1

SECTION 302 CERTIFICATION

CERTIFICATION

I, Lloyd T. Rochford, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Arena Resources, Inc.;

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

__May 27, 2004___________________

Date

__/s/  Lloyd T. Rochford____________

Lloyd T. Rochford

Chief Executive Officer

Exhibit 31.2

SECTION 302 CERTIFICATION

CERTIFICATION

I, William R. Broaddrick, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Arena Resources, Inc.;

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

__May 27, 2004_____________________

Date

_/s/  William R. Broaddrick____________

William R. Broaddrick

Chief Financial Officer

Exhibit 32.1

SECTION 906 CERTIFICATIONS

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arena Resources, Inc. (the “Company”) on Form 10-QSB/A for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lloyd T. Rochford, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

   /s/  Lloyd T. Rochford

Lloyd T. Rochford

Chief Executive Officer

May 27, 2004

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arena Resources, Inc. (the “Company”) on Form 10-QSB/A for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, William R. Broaddrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

  /s/  William R. Broaddrick

William R. Broaddrick

Chief Financial Officer

May 27, 2004

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.