Form 10KSB/A
period 2003-12-31
ARENA RESOURCES INC
filed 2004-07-27
CIK 1123871

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

AMENDMENT NO. 1

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

As of March 10, 2004, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price of $6.70 per share, was approximately $31,710,410. As of March 10, 2004, the issuer had outstanding 7,163,097 shares of common stock ($0.001 par value).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

#

TABLE OF CONTENTS

PART I

Page

Item 1

Description of Business

Item 2

Description of Property

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

PART III

Item 9

Directors and Executive Officers

Item 10

Executive Compensation

Item 11

Security Ownership of Certain Beneficial Owners and Management and Related

 Stockholder Matters

Item 12

Certain Relationships and Related Transactions

36

Item 13

Exhibits and Reports on Form 8-K

Item 14

Principal Accountant Fees and Services

#

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

From our inception through December 31, 2003, we have increased our proved reserves to approximately 7.6 million Boe (barrel of oil equivalent), through the acquisition of interests in 10 leases, which have net revenue interests ranging from 24.5% to 81.32%.  As of December 31, 2003, our estimated proved reserves had a pre-tax PV10 (present value of future net revenues before income taxes discounted at 10%) of approximately $67 million. We spent approximately $6.26 million on acquisitions and capital projects during 2002 and 2003.

We have a portfolio of oil and natural gas reserves, with approximately 92% of our proved reserves consisting of oil and approximately 8% consisting of natural gas. Approximately 21.5% of our proved reserves are classified as proved developed producing, or “PDP.” Approximately 5% of our proved reserves are classified as proved developed non-producing, or “PDNP,” and approximately 73.5% are classified as proved undeveloped, or “PUD.”

Competitive Business Conditions

We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available f or investment in the oil and natural gas industry

Current competitive factors in the domestic oil and gas industry are unique.  The actual price range of crude oil is largely established by major international producers.  Pricing for natural gas is more regional.  Because the current domestic demand for oil and gas exceeds supply, we believe there is little risk that all current production will not be sold at relatively fixed prices.  To this extent we do not believe we are directly competitive with other producers, nor is there any significant risk that we could not sell all our current production at current prices with a reasonable profit margin.  The risk of domestic overproduction at current prices is not deemed significant.  However, more favorable prices can usually be negotiated for larger quantities of oil and/or gas product.  In this respect, while we believe we have a price disadvantage when compared to larger producers, we view our primary pricing risk to be related to a potential decline in international prices to a level which could render our current production uneconomical.

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

Major Customers

We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For fiscal year 2003, three customers were responsible for generating 81% or more of our total oil and natural gas sales.  These three customers were Plains Marketing, L.P., accounting for approximately 51% of total sales, Sun Oil Company, accounting for approximately 19% of total sales and Navajo Refining Company, accounting for approximately 11% of total sales.  However, we believe that the loss of any one of these customers would not materially impact our business, becaus e we could readily find other purchasers for our oil and gas as produced.

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

Our oil and natural gas exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency.  However, while we believe this generally to be the case for our production activities in Oklahoma, Texas, New Mexico and Kansas, there are various regulations issued by the Environmental Protection Agency (“EPA”) and other governmental agencies that would govern significant spills, blow-outs, or uncon trolled emissions.

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

Item 2:

Description of Property

General Background

Since our inception in late August 2000, we have begun to build a solid asset base and achieved steady growth, primarily through property acquisitions, but with some exploitation activities. From our inception through December 31, 2003, our proved reserves have grown to 7,618,283 Boe, at an average acquisition/drilling cost of $1.08 per Boe. As of December 31, 2003, our estimated proved reserves had a pre-tax PV10 value of approximately $67 million, approximately 46% of which came from properties located in Oklahoma, approximately 37% from our properties in New Mexico and approximately 14% from our properties in Texas. We spent approximately $7.28 million on capital projects during 2002 and 2003, including approximately $5.13 million for the acquisition of 7.6 million Boe of proved reserves (estimated as of the date of acquisition). We expect to further deve lop these properties through additional drilling. We have budgeted approximately $10 million for capital expenditures in 2004, all of which is targeted for the acquisition of additional reserves.  We anticipate that we will soon seek additional capital as a source of a portion of the funding for this acquisition strategy.  Other funds to finance potential acquisitions will come from cash flow from operations and, if necessary, from drawing on our credit facility. We believe that our acquisition expertise, together with our operating experience and efficient cost structure, provides us with the potential to continue our growth.

We have a portfolio of oil and natural gas reserves, with approximately 92% of our proved reserves consisting of oil and approximately 8% consisting of natural gas. Approximately 21.5% of our proved reserves are classified as proved developed producing properties. Approximately 5% of our proved reserves are classified as proved developed nonproducing, and approximately 73.5% are classified as proved undeveloped.

The following table summarizes our total net proved reserves and pre-tax PV10 value as of December 31, 2003.

Proved Developed and Undeveloped Reserves

Geographic Area	Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value
Oklahoma	3,465,351	658,484	3,575,099	$32,623,882
Texas	860,588	1,107,544	1,045,179	11,557,113
New Mexico	2,724,228	394,484	2,789,975	20,820,341
Kansas	--	1,248,242	208,040	1,583,620

Total	7,050,167	3,408,754	7,618,283	$66,584,956

Proved Reserves

Our 7,618,283 Boe of proved reserves, which consist of approximately 92% oil and 8% natural gas, are summarized below as of December 31, 2003, on a net pre-tax PV10 value basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

As of December 31, 2003, our Oklahoma proved reserves had a net pre-tax PV10 value of $32.6 million and our proved reserves in New Mexico had a net pre-tax PV10 value of $20.8 million and our proved reserves in Texas had a net pre-tax PV10 value of $11.6 million. Collectively, these three areas represented approximately $65 million, or 98%, of our total proved reserve net pre-tax PV10 value of $67 million as of December 31, 2003.

As of December 31, 2003, approximately 21.5% of the 7.6 million Boe of proved reserves have been classified as proved developed producing, or “PDP”. Proved developed non-producing, or “PDNP”, and proved undeveloped, or “PUD”, reserves constitute 5% and 73.5%, respectively, of the proved reserves as of December 31, 2003.

Total proved reserves had a net pre-tax PV10 value as of December 31, 2003 of approximately $67 million, 20% or $13.4 million of which is associated with the PDP reserves. An additional $1,781,,000 is associated with the PDNP reserves ($15.2 million for total proved developed reserves, or 22.8% of total proved reserves’ pre-tax PV10 value) and $51.4 million is associated with PUD reserves.

#

Our proved reserves as of December 31, 2003 are summarized in the table below.

	Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Future Capital Expenditures (In thousands)
Oklahoma:
PDP	736,427	658,484	846,174	11%	$7,707		$--
PDNP	--	--	--	0%	--		--
PUD	2,728,924	--	2,728,915	36%	24,917		5,275

Total Proved:	3,465,351	658,484	3,575,089	47%	$32,624		$5,275

Texas:
PDP	349,598	136,747	372,389	5%	$3,235		$--
PDNP	--	--	--	0%	--		--
PUD	510,990	970,797	672,790	9%	8,322		2,200

Total Proved:	860,588	1,107,544	1,045,179	14%	$11,557		$2,200

New Mexico:
PDP	494,496	209,047	529,337	7%	$3,407		$--
PDNP	--	--	--	0%	--		--
PUD	2,229,732	185,437	2,260,638	30%	17,413		6,014

Total Proved:	2,724,228	394,484	2,789,975	37%	$20,820		$6,014

Kansas:
PDP	--	--	--	0%	$--		$--
PDNP	--	608,460	101,410	1%	852		--
PUD	--	639,782	106,630	1%	732		120
						&nb sp;
Total Proved:	--	1,248,242	208,040	2%	$1,584		$120

Total:
PDP	1,580,521	1,004,278	1,747,901	23%	$14,350		$--
PDNP	--	608,460	101,410	1%	852		--
PUD	5,469,646	1,796,016	5,768,972	76%	51,384		13,609

Total Proved:	7,050,167	3,408,754	7,618,283	100%	$66,585		$13,609

#

Production

Our estimated average daily production for the month of December, 2003, is summarized below. These tables indicate the percentage of our estimated December 2003 average daily production of 420 Boe/d attributable to each state and to oil versus natural gas production.

#

Average Daily Production (December 2003): 420 Boe/d

State	Average Daily Production	Oil	Natural Gas

Oklahoma	49.15%	45.65%	3.50%

Texas	24.62%	23.84%	0.78%

New Mexico	26.23%	23.37%	2.86%

Kansas	--%	--%	--%

Total	100%	92.86%	7.14%

#

Summary of Oil and Natural Gas Properties and Projects

Significant Oklahoma Operations

Casey Lease – Muskogee County, Oklahoma.    The Casey Lease originally consisted of a 40% working interest contributed by our two principal shareholders.  We subsequently acquired additional interests in this lease, so that presently we have a 94% working interest, and an approximately 74.48% net revenue interest in the well on this property. “Net revenue interest” is the owner’s percentage share of the monthly income realized from the sale of a well’s produced oil and gas.  The net revenue interest is a lesser number as compared to the working interest, due to the mineral owner royalty and other overriding royalties on the well.

In May 2001, we acquired an additional 30% working interest in the lease from a group of interest holders represented by Petro Consultants, Inc.  The additional working interest was valued at $300,000 and was acquired by the issuance of 80,000 shares of common stock valued at $1.75 per share totaling $140,000, the assumption of a $50,000 obligation of the seller and the issuance of a note payable for $110,000.  This note was subsequently settled through cash payments of $45,000 and the issuance of an additional 37,143 shares of common stock valued at $1.75 per share totaling $65,000.  The $50,000 liability assumed from the seller related to the seller’s previous obligation to the operator of the properties and has been paid.

In October 2001, we acquired an additional 24% working interest and a 2½% overriding royalty interest in the Casey lease from a group of interest holders represented by Petro Consultants, Inc.  The acquired interests were valued at $266,250 and were purchased by the issuance of 81,857 shares of common stock valued at $1.75 per share totaling $143,250, a cash payment of $90,000 and the issuance of a note payable for $33,000.  The note was subsequently paid.

The remaining working interest in the Casey lease is owned by an unaffiliated party.  This lease consists of approximately 160 acres.  In December 2003 we temporarily shut-in this gas well.  We anticipate that we will attempt to recomplete this well in another zone in the future, to bring it back into production.  The Casey lease will expire in December 2004 if not then held by production.

Ona Morrow Sand Unit – Cimarron and Texas Counties, Oklahoma.    We own a 100% working interest and an 81.32% net revenue interest in this lease which has been producing since our acquisition in July 2002.  This lease was acquired from Bass Petroleum, Inc., an unaffiliated company, for a cash payment of $735,000.  This lease has approximately 2,120 acres and seven producing wells.  We believe up to five additional locations may be suitable for drilling, which are included in our estimate of our PUD.  This lease is held by production.

Eva South Morrow Sand Unit – Texas County, Oklahoma.    We own a 100% working interest and an 85.41% net revenue interest in this lease which was also acquired in July 2002. This lease was acquired from Ensign Operating Company, an unaffiliated company, for a cash payment of $827,500.  The lease consists of approximately 489 acres and has seven producing wells, with a possibility for two additional wells, which have been included in our estimate of our PUD.  This lease is held by production.

Midwell, Appleby, Smaltz and Hanes Leases – Cimarron County, Oklahoma.    We own 100% of the working interest and an 80% net revenue interest in these four leases acquired in September 2002.  All have been producing leases since the date of our acquisition.  The Midwell Appleby and Smaltz leases consist of approximately 1,640 acres with five producing wells, and we believe there are up to three additional drilling locations on these leases.  The Hanes lease contains approximately 640 acres and four producing wells, with a possibility of up to two additional wells, which are included in our estimate of PUD.  All of these leases are held by production.

Roy Hanes Lease – Texas County, Oklahoma.    We own a 24.5% working interest and a 21.44% net revenue interest in this lease, which is a property operated by XTO Energy, Inc, an unaffiliated company, who also owns the remaining working interest.  The interest in this lease was acquired at the same time we acquired our interests in the Midwell, Appleby, Smaltz and Hanes leases, and there has been production on this lease since that time. This lease consists of approximately 640 acres, and is currently held by production.

The Midwell, Appleby, Smaltz, Hanes and Roy Hanes leases were acquired from Burk Royalty Co., Ltd. R.A. Kimball Property Co., Ltd. and Kimball Family Resources, Ltd., all unaffiliated companies.  The cost of these leases was $550,179, with $100,000 paid in cash and the balance paid through our issuance of 99,885 shares of our common stock valued at $4.00 per share (the then current market value), and the issuance of put and call options with a net value to the sellers of $50,639.

Significant Texas Operations

Y6 Lease – Fisher County, Texas.    We acquired a 100% working interest and an 80% net revenue interest in this lease in June 2001.  This lease was acquired from Durango Operating Company, Inc. an unaffiliated company, for a cash payment of $750,000.  There are currently 12 producing wells on this lease.  A portion of this property has been waterflooded, and when we begin our future development operations on this property, we plan to waterflood the remaining acreage. A waterflood operation is a method of secondary recovery in which water is injected into the reservoir formation to displace residual oil.  The water from injection wells physically sweeps the displaced oil to adjacent production wells.  This potential waterflood project (and the estimated $1 million cost thereof) is included as PUD in our rese rve report.  This lease consists of approximately 2,073 acres of which 1,697 acres are held by production and the remaining 376 acres expire July 30, 2004.

Dodson Lease – Montague County, Texas.    We purchased a 100% working interest and an 81.25% net revenue interest in this lease in June 2002.  This lease was acquired from Nocona minerals Partnership, an unaffiliated company, for a cash payment of $200,000.  There are currently three producing wells and nine other wells on this approximately 570 acre lease.

West San Andres Unit – Yoakum County, Texas.    In October 2003 we acquired a 100% working interest and a 79.60% net revenue interest in this lease from Permian Resources, Inc. an unaffiliated company, for a cash payment of $500,000. The lease covers approximately 1,200 acres, and currently has 10 producing wells.  We believe it can support up to four additional wells, which are included in our estimate of PUD.  This lease is held by production.

Significant New Mexico Operations

Seven Rivers Queen Unit – Lea County, New Mexico.    We acquired a 70.6% working interest and a 56.48% net revenue interest in this property in May 2003.  This lease was acquired from Permian Resources Holding, Inc., an unaffiliated company, for a cash payment of $900,000.  The remaining working interest is owned by unaffiliated parties.  There are currently 43 producing wells on this lease, and we believe it can support six to eight possible infill wells (additional wells within the spacing requirements of the unit), as well as some untested formations in shallow sand. This lease consists of approximately 2,240 acres and is held by production.

North Benson Queen Unit – Eddy County, New Mexico.    In October 2003 we acquired a 100% working interest and a 78.15% net revenue interest in this lease, which currently has 21 producing wells.  This lease was acquired from United Resources, L.P., an unaffiliated company, for a cash payment of $500,000.  The lease covers approximately 1,800 acres, and we currently anticipate it can support up to 23 additional wells, which are included in our estimate of PUD.  This lease is held by production.

The North Benson Queen Unit Waterflood will require additional volumes of water to support the waterflood expansion.  A sufficient and economical source of water has been identified.  A water line of approximately four miles in length will be constructed across Bureau of Land Management lands to transport the water to the North Benson Queen Unit.  Permit applications must be submitted to the Bureau of Land Management and are usually granted within ninety days of application submittal.  The construction of the water line should require approximately thirty days at a cost of $250,000.  The permit application will be submitted in the first quarter 2005 with construction slated for the summer of 2005.  The development of the North Benson Queen Unit waterflood is scheduled for 2006 at estimated costs of $5,732,000.

Significant Kansas Operations

Auntie Em Lease – Haskell County, Kansas. This lease consists of approximately 800 acres.  After entering into a farmout agreement with Bird Creek Resources, Inc., an unaffiliated company, we drilled and completed an initial gas well on this lease.  Under the terms of this agreement, we agreed to drill one well and could drill additional wells on the property.  In exchange for each well drilled, we will be assigned 100% of the working interest (80% of the net revenue interest) in the well and related oil and gas until payout of all costs of drilling, equipping and operating the well.  After payout, our working interest in the wells and related oil and gas will decrease to 75% (60% of the net revenue interest).

We successfully drilled one well at a cost of approximately $127,000 and thus will have reached payout when we recover this amount from production.  However, the well is currently shut-in pending a pipeline connection.  After payout, Bird Creek Resources, Inc. will own the remaining 25% working interest.

On March 20, 2002, we entered into a joint venture agreement with Petro Consultants, Inc., to drill and operate the well on the above-mentioned property.  Under the terms of the agreement, Petro purchased 27% of the working interest in the well for $88,200.  On May 20, 2002, after the well was successfully drilled, we issued 70,000 shares of common stock (valued at $1.26 per share) to Petro to repurchase the 27% working interest in the well.

Beals Prospect – Comanche County, Kansas.    In July 2003 we acquired a 100% working interest and an 80.5% net revenue interest in this lease, consisting of 1,560 acres.  This lease was acquired from Calvin R. Hullum, Jr., an unaffiliated party, for a cash payment of $60,000.  During August 2003 we drilled one well on this acreage, which was unsuccessful and was plugged and abandoned.  This lease will expire in April 2006 if not then held by production.

Acreage

The following table summarizes gross and net developed and undeveloped acreage at December 31, 2003 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	5,689	4,222	--	--	5,689	4,222

Texas	3,464	2,773	376	301	3,840	3,074

New Mexico	4,040	2,661	--	--	4,040	2,661

Kansas	160	128	2,200	1,773	2,360	1,901

Total	13,353	9,784	2,576	2,074	15,929	11,858

Production History

The following table presents the historical information about our produced natural gas and oil volumes.

	Year Ended December 31,
	2001	2002	2003
Oil production (Bbls)	12,895	58,717	117,646
Natural gas production (Mcf)	4,776	46,819	67,329
Total production (Boe)	13,691	67,520	128,868
Daily production (Boe/d)	38	185	352
Average sales prices:
Oil (per Bbl)	$22.36	$26.09	$29.06
Natural gas (per Mcf)	1.79	2.67	3.67
Total (per Boe)	21.69	24.91	28.44
Average production cost (per Boe)	$7.81	$8.94	$8.92

In December 2003, we temporarily shut-in a well that accounted for approximately 11% of our natural gas production in 2003.  The remaining natural gas production comes from our wells that are primarily oil producers.

#

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

Drilling Activity

In the past three years we have focused our attention primarily on property acquisitions, and not on development of our properties.  However, in 2001 we participated in the drilling of two gross wells in Oklahoma (each a 0.7 net well). One well was completed as a producing well, and the other was plugged and abandoned as a dry hole. In 2002 we participated in the drilling of one gross well (0.8 net well) in Kansas, which was completed as a producing well.  In 2003 we participated in drilling one gross well (0.8 net well) in Kansas, which was plugged and abandoned as a dry hole.

Cost Information

We conduct our oil and natural gas activities entirely in the United States. Our average production costs, per Boe, were $7.81 in 2001, $8.94 in 2002 and $8.92 in 2003. Net capitalized costs related to our oil and natural gas producing activities are shown below.

	Years Ended December 31,
	2001	2002	2003
Proved oil and natural gas properties	$1,584,645	$3,238,985	$2,890,413
Unproved oil and natural gas properties	--	--	128,694
Accumulated depreciation, depletion and amortization	(44,148)	(127,847)	(338,157)

Oil and natural gas properties, net	$1,540,497	$3,111,138	$2,680,950

The total capitalized costs identified above ($7,842,737), together with $61,174 of capitalized costs in 2000 and $559,489 capitalized as part of recognizing the long-lived asset retirement obligation required by FASB 143, results in total oil and gas properties subject to amortization of $8,463,400 at December 31, 2003.

Reserve Quantity Information

Our estimates of proved reserves and related valuations were based on reports prepared by Lee Keeling and Associates, Inc., independent petroleum and geological engineers, except for the Dodson Lease in Montague County, Texas, which was based on our internal estimates, all in accordance with the provisions of SFAS 69, “Disclosures About Oil and Gas Producing Activities.” The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil and natural gas reserves is shown below.

	Oil (Bbls)	Natural Gas (Mcf)
Balance, December 31, 2000	--	478,263
Purchases of minerals in place	490,333	1,636,959
Extensions and discoveries	--	843,512
Production	(12,895)	(4,776)
Revisions of previous estimates	17,385	7,229

Balance, December 31, 2001	494,823	2,960,373
Purchases of minerals in place	3,597,156	1,676,706
Extensions and discoveries	--	--
Production	(58,717)	(46,819)
Revisions of previous estimates	80,674	(1,402,503)

Balance, December 31, 2002	4,113,937	3,187,757
Purchases of minerals in place	3,175.357	570,924
Extensions and discoveries	18,066	229,626
Production	(117,646)	(67,329)
Revisions of previous estimates	(139,546)	(512,224)

Balance, December 31, 2003	7,050,167	3,408,754

#

Our proved oil and natural gas reserves are shown below.

	As of December 31,
	2001	2002	2003
Oil (Bbls):
Developed	142,371	750,464	1,580,521
Undeveloped	352,452	3,363,473	5,469,646

Total	494,823	4,113,937	7,050,167

Natural Gas (Mcf):
Developed	1,038,564	1,160,639	1,612,738
Undeveloped	1,921,809	2,027,118	1,796,016

Total	2,960,373	3,187,757	3,408,754

Total (Boe):
Developed	315,465	943,904	1,849,311
Undeveloped	672,754	4,451,790	5,768,972

Total	988,219	5,395,694	7,618,283

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

#

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

December 31,

	2002	2003

Future cash inflows	$109,145,883	$218,026,254
Future production costs	(28,850,909)	(64,157,199)
Future development costs	(6,218,000)	(13,609,384)
Future income tax expense	(23,701,042)	(45,778,941)

Future net cash flows	50,375,932	94,480,730
10% annual discount for estimated timing of cash flows	(22,378,108)	(49,474,633)

Standardized measure of discounted future net cash flows	$27,997,824	$45,006,097

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2002	2003

Beginning of the year	$5,203,372	$27,997,824
Purchase of minerals in place	34,477,311	21,333,720
Extensions, discoveries and improved recovery, less related costs	--	691,469
Development costs incurred during the year	215,433	320,102
Sales of oil and gas produced, net of production costs	(1,057,366)	(2,302,405)
Accretion of discount	3,525,683	3,012,793
Net changes in prices and production costs	6,456,827	8,222,075
Net change in estimated future development costs	(142,491)	39,219
Revisions of previous quantity estimates	(2,497,666)	(53,098)
Revision in estimated timing of cash flows	--	(5,468,732)
Net change in income taxes	(18,183,279)	(8,786,869)

End of the Year	$27,997,824	$45,006,097

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

Developing and Exploiting Existing Properties.    We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. We own interests in a total of 13,353 gross (9,784 net) developed acres and operate essentially all of the net pre-tax PV10 value of our proved undeveloped reserves. In addition, as of December 31, 2003, we owned interests in approximately 2,576 gross undeveloped acres (2,074 net).  While our short-term business strategy is to continue to acquire properties with both existing cash flow from production and future development potential, our intermediate and long-term business plan includes the further exploitation of our properties through additional drilling activities. After we have expanded our portfolio of producing properties, we anticipate financing th ese future exploitation activities from the cash flow generated by production.  Our current strategy is to attempt to acquire approximately $8 million to $10 million in additional properties to achieve “critical mass”.  We believe the cash flow from existing production on our current properties and these new acquisitions will enable us to undertake the further development and exploitation in a prudent manner.  See “Proposed Acquisition Activity” below.

We anticipate that we will soon seek additional capital as a source of a portion of the funding of this acquisition strategy.  If we are not successful in raising the anticipated funds in this manner, we may not be able to secure sufficient capital (from borrowings or otherwise) to acquire $8 million to $10 million in additional properties.  This could lead us to alter our current business strategy (focusing on acquisitions), and instead result in our determination that we should concentrate on the exploitation and further development of our existing properties.  Such a determination could also significantly alter our business plan regarding the source of financing for such development activities (because our cash flow from our current production would not be sufficient to undertake the level of development we currently anticipate).  In s uch event, it is possible that we would have to significantly decrease the level of exploration activities that we would otherwise undertake.

Pursuing Profitable Acquisitions.    We have pursued and intend to continue to pursue acquisitions of properties that we believe to have exploitation and development potential comparable to our existing inventory of drilling locations. We have developed and refined an acquisition program designed to increase reserves and complement our existing core properties. We have an experienced team of management and engineering professionals who identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. From August 2000 through December 31, 2003, we acquired 10 leases at an aggregate acquisition and enhancement cost of approximately $7.9 million, representing approximately 7.6 million Boe of proved reserves (at an average cost of $1.08 per Boe).

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

Controlling Costs through Efficient Operation of Existing Properties.    We operate essentially 100% of the pre-tax PV10 value of our total proved reserves, which we believe enables us to better manage expenses, capital allocation and the decision-making processes related to our exploitation and exploration activities. For the year ended December 31, 2003, our lease operating expense per Boe averaged $8.92 and general and administrative costs averaged $4.33 per Boe produced.

Other Properties and Commitments

We currently lease our principal executive offices in Tulsa, Oklahoma.  The lease is for approximately 2,352 square feet of office space, at an annual rental of $20,400.  The lease expires on December 31, 2005.  The current facilities are believed adequate for our current operations.

#

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

Record Holders

As of January 20, 2004, there are approximately 647 holders of record of our common stock.  Approximately 34%, or 2,430,200 shares of the 7,163,097 shares issued and outstanding as of such date are held by management or affiliated parties.

#

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

Recent Sales of Unregistered Securities

In October 2003, we issued 25,000 shares of common stock valued at $5.64 per share, or $141,000, as compensation to a consultant utilized in connection with our acquisition of the North Benson Queen Unit in Eddy County, New Mexico. The shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The person to whom the shares were issued had access to full information concerning us and represented that he acquired the shares for his own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under t he 1933 Act. There was no underwriter involved in this transaction.

In October 2003, we also issued an additional 7,000 shares of common stock valued at $5.65 per share, or $39,550, as compensation to a consultant utilized in connection with our acquisition of the West San Andres Unit in Yoakum County, Texas. The shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The person to whom the shares were issued had access to full information concerning us and represented that he acquired the shares for his own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registrat ion under the 1933 Act. There was no underwriter involved in this transaction.

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

We have increased our reserves significantly by investing $4 million in acquisitions and enhancements in 2003, following total capital expenditures of approximately $3.2 million in 2002 and approximately $1.6 million in 2001.

Our capital budget for 2004 is approximately $10 million, which will be utilized to acquire properties.  We anticipate that we will soon seek additional capital as a source of a portion of this capital budget.  The remainder of the funds for our acquisition program will come from a portion of our anticipated cash flow from operations and, possibly, a portion of the amount we can draw under our available credit facility. We anticipate this amount will be used almost exclusively for the acquisition of additional reserves in 2004.  However, our strategy could change if we are unable to find suitable properties at a price we believe satisfies our acquisition strategy, or in the event we decide not to seek additional capital (or are unsuccessful in such endeavor)and we are unable to obtain alternate sources of financing for such acquisition activit ies.  In such an event, it is possible that we could deviate from our current business plan, and begin the exploitation and further development of our existing properties by spending a portion of our capital budget on drilling activities.  In this event, the amount of development activities that we would undertake could be significantly less than the development activities that we anticipate conducting assuming this offering (and the related acquisition program) is successful.

Our strategy is to acquire producing properties with additional development, exploitation and exploration potential.  Therefore, our focus has been on acquiring operated properties (i.e. properties with respect to which we serve as the operator on behalf of all joint interest owners) so that we can better control the timing and implementation of capital spending. In some instances, we have been able to acquire non-operated property interests at attractive rates of return that provided a foothold in a new area of interest or complemented our existing operations. We intend to continue to acquire both operated and non-operated interests to the extent we believe they meet our return criteria. In addition, our willingness to acquire non-operated properties in new geographic regions may provide us with geophysical and geologic data in some cases that leads to further acquisitions in the same region, whether on an operated or non-operated basis.  Our short- to intermediate-term business plan has been to increase our base of proven reserves until we have acquired a sufficient base to enable us to utilize cash from existing production to fund further development activities.  When we originated our business plan we believed this would allow us to lessen our risks, including risks associated with borrowing funds to undertake exploration activities at an earlier time.  As we have now increased our base of proven properties, and as oil and natural gas prices have recently significantly risen, we may initiate our development activities in the more immediate future, especially if it appears the current rise in oil and natural gas prices is expected to continue for a reasonable period.

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

In a worst case scenario, future drilling operations could be largely unsuccessful, oil and gas prices could sharply decline and/or other factors beyond our control could cause us to greatly modify or substantially curtail our development plans, which could negatively impact our earnings, cash flow and most likely the trading price of our securities, as well as the acceleration of debt repayment and a reduction in our borrowing base under our credit facilities.

Results of Operations

The following table sets forth selected operating data for the periods indicated:

	Years Ended December 31,
	2001	2002	2003
Net production:
Oil (Bbls)	12,895	59,468	117,646
Natural gas (Mcf)	4,776	47,985	65,417

Net sales:
Oil	$302,424	$1,532,045	$3,418,480
Natural gas	9,309	124,992	246,997

Average sales price:
Oil (per Bbl)	$22.36	$25.76	$29.06
Natural gas (per Mcf)	1.79	2.60	3.78

Production costs and expenses:
Lease operating expenses	$106,927	$594,863	$1,149,136
Production taxes	14,797	117,164	269,563
Depreciation, depletion and amortization expense	44,148	128,847	338,157
General and administrative expenses	127,696	248,018	557,576

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Oil and natural gas sales.    Oil and natural gas sales revenue increased approximately $2 million to $3.66 million in 2003. Oil sales increased $1.89 million and natural gas sales increased $122,000. The oil sales increase was caused by a sales volume increase of 58,929 barrels in 2003, and a 11% increase in the average realized per barrel oil price from $26.09 in 2002 to $29.06 in 2003.  The natural gas sales increase was caused by a sales volume increase of 20,510 Mcf in 2003 and a 37% increase in the average realized natural gas price per Mcf from $2.67 in 2002 to $3.67 in 2003. The volume increase for crude oil and natural gas primarily resulted from $3 million of capital expenditures during 2003.

Lease operating expenses.    Our lease operating expenses increased from $594,863 or $8.82 per Boe in 2002 to $1,149,136 or $8.92 per Boe in 2003. This increase was a result of higher operating costs on properties acquired in 2003.  While it is possible that this increase will continue in the future as we acquire additional properties, because each property is individual in its characteristics, at this time, apart from normal increases associated with inflation in general, we cannot specifically identify this increase to be a trend.

Production taxes.    Production taxes as a percentage of oil and natural gas sales were 7% during 2002 and remained steady at 7% in 2003.  Production taxes vary from state to state.  Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization.    Our depreciation, depletion and amortization expense increased by $210,310 to $338,157 in 2003. The increase was a result of an increase in the average depreciation, depletion and amortization rate from $1.92 per Boe during 2002 to $2.63 per Boe during 2003. The increased depreciation, depletion and amortization was the result of increased sales volume and an increase in estimated future development costs.

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

Cumulative change in accounting principle.    Effective January 1, 2003, we adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement generally applies to legal obligations associated with the retirement of long-lived assets and requires us to recognize the fair value of asset retirement obligations in our financial statements by capitalizing that cost as a part of the cost of the related asset. This statement applies directly to the plug and abandonment liabilities associated with our net working interest in well bores. The additional carrying amount is depleted over the estimated lives of the properties. The discounted liability is based on historical abandonment costs in specific areas and is accreted at the end of each accounting period through charges to accretion expense. The l iability is discounted using a credit-adjusted risk-free rate of approximately 8.08%. If the obligation is settled for other than the carrying amount, a gain or loss is recognized on settlement. Upon adoption of SFAS No. 143, we recorded an increase to our discounted abandonment liability of $236,718, increased proved property cost by $217,878, and recognized a one-time cumulative effect charge of $11,813 (net of a related tax effect of $7,027).  The effect of adopting this accounting principle was a $24,873 after tax decrease in net income during 2003.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Oil and natural gas sales.    Oil and natural gas sales revenue increased approximately $1.35 million to $1.66 million in 2002. Oil sales increased $1.2 million and natural gas sales increased $116,000. The oil sales increase was caused by a sales volume increase of 45,822 barrels in 2002 and a 15% increase in the average realized oil price from $22.36 in 2001 to $26.09 in 2002. The natural gas sales increase was caused by a sales volume increase of 42,043 Mcf in 2002 and a 45% increase in the average realized natural gas price from $1.79 per Mcf in 2001 to $2.67 in 2002.The volume increase for oil and natural gas was due to $4.8 million of capital expenditures during 2001 and 2002.

Lease operating expenses.    Our lease operating expenses per Boe increased from $106,927 or $7.81 per Boe in 2001 to $594,863 or $8.94 per Boe in 2002. The increase resulted primarily from higher operating costs associated with properties acquired in 2002.

Production taxes.    Production taxes as a percentage of oil and natural gas sales were 7% in 2002 and 5% in 2001. The increase in the effective rate resulted from increased operations in the state of Oklahoma, where production tax rates are higher.

Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased by $83,699 from $44,148 in 2001 to $127,847 in 2002.  The increase was a result of increasing sales volumes, though partially offset by a decreased depletion rate per Boe from $3.22 in 2001 to $1.92 in 2002.

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

Interest expense.     Interest expense increased to $15,923 in 2002 from $0 in 2001. The increase was due to higher average debt levels in 2002 to fund our growth.

Income tax expense.    Our effective tax rate before tax credits was 32% in 2002 compared to 0% in 2001, when we had no taxable income.

Net income (loss).    Our net loss attributable to common stockholders increased from $(44,927) in 2001 to $(395,324) in 2002. The primary reasons were a $734,496 increase in preferred stock dividends and an $811,749 increase in expenses, offset by a $1.3 million increase in revenues. The increase in preferred stock dividends was caused by more of our preferred stock being outstanding for a longer part of the year.  The expense increase was caused by higher operating expenses from additional leases, higher production tax and depreciation, depletion and amortization from higher production, and higher general and administrative expense related to increases in compensation expenses associated with increased personnel to administer our growth. The revenue increase was caused by higher production volumes and an increase in oil and natur al gas prices between years 2001 and 2002.

Liquidity and Capital Resources

Historical Financing.    We have historically funded our operations through loans from our executive officers, our initial public offering of stock in 2001, and private equity offerings of our stock and warrants.

Credit Facility.    In February 2003 we established a $10,000,000 revolving credit facility with an initial borrowing base of $2,000,000.  In December 2003, we entered into an agreement that increased the facility to $20,000,000, with an increased borrowing base of $4,000,000. The borrowing base is based on the collateral value of proved reserves and is subject to redetermination semiannually, based on both commodity prices of oil and natural gas, and our estimated proved reserves. The credit facility, as amended in December 2003, provides for interest at a floating rate equal to the JP Morgan Chase prime rate plus 1%, with interest payable monthly, and annual fees of ¼ of 1% of the unused portion of the borrowing base.  Any amounts borrowed will be due December 31, 2005. The credit facility has covenants that restrict th e payment of cash dividends, borrowings, sale of assets, loans to others, investments, merger activity, liens and certain other transactions without the prior consent of the lender. The facility also requires us to maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense, a current ratio of 1-to-1, and a tangible net worth of $6 million. The credit agreement is secured by a first lien on substantially all of our assets. In addition, our loans from two officers which were outstanding prior to this facility are subordinated to the debt evidenced by the credit facility.  As of December 31, 2003, no amounts are owed under this credit facility.

Cash Flows.    Our primary sources of cash have been cash flows from operations, and equity offerings. During the three years ended December 31, 2003, we generated $2,307,721 from operating activities, financed $5,393,954 through proceeds from the sale of stock and warrants, and $400,000 from debt obligations owed to two officers, for a total of $8,101,675. We primarily used this cash generation to fund our capital expenditures aggregating $8,868,331 over the three years. At December 31, 2003, we had $1,076,676 of cash and $1,268,888 of working capital compared to December 31, 2002 when our cash position was $796,915 and working capital was $937,120.

We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for 2004 are $10,000,000 for acquisitions to expand our property base. We expect to fund these expenditures from cash on hand, additional capital that we anticipate seeking, internally generated cash flow during the year 2004, and from borrowings under our credit facility, if required. In the event we are not successful in raising the anticipated funds from our proposed securities offering, we nevertheless believe capital expenditures of approximately $10,000,000 could be financed through cash on hand, additional borrowings under our credit facility or otherwise (including financing on a property-by-property basis). The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may incr ease or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among others.

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

#

Year	Long-Term Debt	Lease Obligation	Total Cash Obligation
2004	$--	$20,400	$20,400
2005	$400,000	$20,400	$420,400
2006	$--	$--	$--
Total	$400,000	$40,800	$440,800

Off-Balance Sheet Financing Arrangements

As of December 31, 2003 we had no off-balance sheet financing arrangements.

New Accounting Policies

In June 2001, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 142 has had no effect on our financial statements, as the Company has not recognized an y intangible assets, since the fair market value of all assets acquired has exceeded the purchase price.

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

Critical Accounting Policies and Estimates

Our discussion of financial condition and results of operations is based upon the information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, weather, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in this Annual Report. We have outlined below certain of these polici es as being of particular importance to the portrayal of our financial position and results of operations and which require the application of significant judgment by our management.

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

Our proved reserve information included in this Annual Report is based on estimates prepared by Lee Keeling and Associates, Inc., independent petroleum engineers, except for the Dodson Lease which is based on our internal estimates.  Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We continually make revisions to reserve estimates throughout the year as additional properties are acquired. We make changes to depletion rates and impairment calculations in the same period that changes to the reserve estimates are made.

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

Impairment of Oil and Natural Gas Properties.    We review the value of our oil and natural gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. We provide for impairments on undeveloped property when we determine that the property will not be developed or a permanent impairment in value has occurred. Impairments of proved producing properties are calculated by comparing future net undiscounted cash flows on a field-by-field basis using escalated prices to the net recorded book cost at the end of each period. If the net capitalized cost exceeds net future cash flows, the cost of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property. Different pricing a ssumptions or discount rates could result in a different calculated impairment. We have never recorded any property impairments.

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

Messrs. Rochford, McCabe and Crawford have served as directors since our inception in August 2000.  Mr. Kemendo was first elected to the Board of Directors in February 2003.

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

Board Committees

Our board of directors has established an audit committee, whose principal functions are to assist the board in monitoring the integrity of our financial statements, the independent auditor’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The audit committee has the sole authority to retain and terminate our independent auditors and to approve the compensation paid to our independent auditors. The audit committee is also responsible for overseeing our internal audit function. The audit committee is comprised of two independent directors, consisting of Messrs. Kemendo and Woodrum, with Mr. Kemendo acting as the chairman.  Our board of directors has determined that each member of the audit committee qualifies as an “audit committee financial expert” und er the rules of the SEC adopted pursuant to requirements of the Sarbanes-Oxley Act of 2002 (see the biographical information for each of Messrs. Kemendo and Woodrum, infra, in this discussion of “Directors and Executive Officers.” Each of Messrs. Kemendo and Woodrum further qualifies as “independent” in accordance with the applicable regulations adopted by the SEC and American Stock Exchange.

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

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards Securities Underlying Options(2)
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)
Lloyd T. Rochford President and Chief Executive Officer	2001	$24,500	--	--
	2002	$36,000	--	--
	2003	$36,000	--	$229,742

Stanley M. McCabe Chairman of the Board	2001	$24,500	--	--
	2002	$36,000	--	--
	2003	$36,000	--	$229,742

William R. Broaddrick Vice President, Chief Financial Officer	2001	$16,334	$3,000	--
	2002	$45,000	$6,000	--
	2003	$47,927	--	$459,484

____________________________________

(1)  Mr. Broaddrick’s salary for 2003 reflects a raise that occurred in mid-year to increase his annual salary to $50,000.  There are no current plans to change any officers’ salary from their level at December 31, 2003.

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

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Of Base Price ($/Sh)	Market Price per Share on Date of Grant	Expiration Date

Lloyd T. Rochford	125,000	12.5%	$3.70	$4.35	10/1/08
Stanley M. McCabe	125,000	12.5%	$3.70	$4.35	10/1/08
William R. Broaddrick	250,000	25.0%	$3.70	$4.35	10/1/08
Charles M. Crawford	50,000	5.0%	$3.70	$4.35	10/1/08
Chris V. Kemendo, Jr.	50,000	5.0%	$3.70	$4.35	10/1/08
Clayton E. Woodrum	50,000	5.0%	$4.80	$5.64	02/12/09
Phillip W. Terry	250,000	25.0%	$3.70	$4.35	10/1/08
Raymond H. Estep	100,000	10.0%	$3.70	$4.35	10/1/08

Each of the options identified above vests at the rate of 20% each year over five years beginning one year from the date of grant.  All of the options identified above, with the exception of options granted to Mr. Woodrum, were issued on April 1, 2003.  Mr. Woodrum’s options were granted on August 12, 2003. Therefore, no options were capable of being exercised during our fiscal year ending December 31, 2003.  The exercise price of each option was 85% of the closing market price of our common stock on the date the option was issued.  The options for 50,000 shares granted to Mr. Woodrum, were originally granted to a former director on April 1, 2003; however, upon such director’s resignation, in accordance with the terms of the options, those options were forfeited.  Mr. Woodrum’s options were granted in connection with his appointment to fil l the vacant board position.

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

#

Item 11:

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as March 10, 2004, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; and (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering (without taking into account the exercise of any warrants).  The mailing address for each of the persons indicated is our corporate headquarters.

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

#

Item 12:

Certain Relationships and Related Transactions

The initial capital assets that were contributed to us were provided by Messrs. Rochford and McCabe.  In contributing these assets to us in September 2000, no independent determination was made regarding the value of the oil and gas properties and related interests contributed in exchange for stock.  In exchange for the initial 1,300,000 shares of common stock issued to each of Messrs. Rochford and McCabe, each contributed $33,695 in cash and a carried working interest obligation with future development costs estimated by an independent oil and gas engineer of approximately $134,000. Of the cash contributed, $61,174 was used to acquire our three initial leases.  The estimated future development costs were accounted for as a receivable from Messrs. Rochford and McCabe.  Total actual costs incurred by them in relation to the carried working in terest were $121,274.  The difference of $12,726 was charged against additional paid in capital.

In July 2002, we borrowed $200,000 from each of Messrs. Rochford and McCabe, which debts are evidenced by notes payable which mature on January 1, 2005.  The notes bear interest at a rate of 10% per annum, and are secured by our assets (although such notes are subordinate to our credit facility with our primary commercial lender).

In 2001 and 2002 we acquired certain lease interests and had other business dealings with Petro Consultants, Inc.  One of the principals of Petro Consultants, Inc., Mr. Robert J. Morley, was appointed our Vice President of Investor Relations in July 2002 and served as a member of the Board of Directors from February 2003, until his resignation of all positions as an officer and director in August 2003.  Therefore, any transactions involving Petro Consultant between July 2002 and August 2003 could be deemed to have been entered into with an “affiliate.”  Because we anticipated that we may continue to transact business with Petro Consultants, to avoid future issues that might arise due to such affiliation, Mr. Morley resigned his position as an officer and member of our board and forfeited all stock options (none of which had vested) whic h he had been granted by reason of his position as a board member.

Item 13:

Exhibits and Reports on Form 8-K

Reports on Form 8-K:

None

Exhibit Index:

3.1

Articles of Incorporation of Arena Resources, Inc. (i)

3.2

By-Laws of Arena Resources, Inc. (i)

10.1

Business Loan Agreement, dated as of December 31, 2003, among Arena Resources, Inc. and Bank of Oklahoma, N.A. (ii)

23

Consent of Lee Keeling and Associates, Inc., Independent Petroleum Engineers

31.1

Certification of CEO

31.2

Certification of CFO

32.1

Section 1350 Certification - CEO

32.2

Section 1350 Certification – CFO

(i)  Incorporated herein by reference to the exhibits to Arena Resources, Inc.’s Form SB-1 filed January 2, 2001 (SEC File No. 333-46164).

(ii) Incorporated herein by reference to the exhibits to Arena Resources, Inc.’s Form 10-KSB filed March 19, 2004.

#

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

#

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARENA RESOURCES, INC.

By:

/s/ Lloyd T. Rochford

Mr. Lloyd T. Rochford, President,

Chief Executive Officer

Date:  July 26, 2004

By:

/s/ Stanley McCabe

Mr. Stanley McCabe

Treasurer, Secretary

Date:

July 26, 2004

By:

/s/ William R. Broaddrick

Mr. William R. Broaddrick

Chief Financial Officer

Date:

July 26, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:

/s/ Lloyd T. Rochford

Mr. Lloyd T. Rochford, President,

Chief Executive Officer

Date:  July 26, 2004

By:

/s/ Stanley McCabe

Mr. Stanley McCabe

Treasurer, Secretary

Date:

July 26, 2004

#

By:

/s/ Charles Crawford

Mr. Charles Crawford

Director

Date:

July 26, 2003

By:

/s/ Chris V. Kemendo, Jr.

Mr. Chris V. Kemendo, Jr.

Director

Date:

July 26, 2003

By:

/s/  Clayton E. Woodrum

Mr. Clayton E. Woodrum

Director

Date:

July 26, 2004

#

ARENA RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants

Balance Sheets - December 31, 2003 and 2002

47

Statements of Operations for the Years Ended December 31, 2003 and 2002

48

Statements of Stockholders’ Equity for the Years Ended December 31, 2002 and 2003

49

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002

50

Notes to Financial Statements

51

Supplemental Information on Oil and Gas Producing Activities

63

#

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

January 20, 2004

#

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Depletion and amortization expense for the year ended December 31, 2003, was $328,207, based on depletion at the rate of $2.55 per barrel-of-oil-equivalent and for the year ended December 31, 2002, was $124,391, based on depletion at the rate of $1.84 pe r barrel-of-oil-equivalent.

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

NOTE 3 – ACQUISITION OF OIL AND GAS PROPERTIES

Koehn Property – On March 12, 2002, the Company entered into a farm-out agreement relating to certain oil and gas property in Haskell and Gray Counties, Kansas referred to as the Koehn Property. Under the terms of the agreement, the Company agreed to drill one well and could drill additional wells on the property. In exchange for each well drilled, the Company will be assigned 100% of the working interest (80% of the net revenue interest) in the well and related oil and gas until payout of all costs of drilling, equipping, completing and operating the well. After payout, the Company’s working interest in the wells and related oil and gas will decrease to 75% (60% of the net revenue interest). The Company successfully drilled one well at a cost of approximately $127,000. The well found proved gas reserves but is currently shut-in pending a pipeline connect ion.

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

NOTE 4 – NOTES PAYABLE AND PUT OPTION

On February 3, 2003, the Company established a $10,000,000 revolving credit facility with a bank with an initial borrowing base of $2,000,000.  The interest rate is a floating rate equal to the JP Morgan Chase prime rate plus 1% with interest payable monthly. Annual fees for the facility are 1/2 of one percent of the unused portion of the borrowing base. Amounts borrowed under the revolving credit facility will be due in February 2005. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank and the credit facility was guaranteed by two of the Company’s officers. The Company is required under the terms of the credit facility to maintain a tangible net worth of $4,000,000, maintain a 5-to-1 ratio of income before inte rest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1. The Company is presently current on its undertakings to the bank necessary to maintain this credit facility.  As of December 31, 2003, no amounts are owed under this credit facility.

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

On July 1, 2002, the Board of Directors authorized the Company to borrow up to $500,000 from its officers. On July 26, 2002, the Company borrowed $400,000 from two of its officers. The related notes payable bear interest at 10% per annum payable monthly with principal and interest due December 31, 2002. The notes are secured by all mineral interests, rights and equipment of the Company but have been subordinated to the bank revolving credit facility. On December 30, 2002, the Company and the officers agreed to an 18 month extension to the notes payable, extending the maturity date to June 30, 2004. On August 1, 2003, the Board of Directors and the officers agreed to an additional extension of the notes to January 1, 2005, under the same terms as the original notes. Based on the borrowing rates available to the Company for bank loans, the fair value of the notes payable to office rs was $400,000 at both December 31, 2003 and 2002.

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

On October 1, 2002, the Company offered all former Class A preferred shareholders additional restricted common shares equal to 10% of the common shares issued upon conversion of the preferred stock in exchange for their agreement and consent not to engage in any sales, assignments or rights related to the common stock issued for a period of twelve months from the earliest date the common stock could otherwise be traded under existing restricted stock agreements or federal securities regulations.  Under that offer, the Company issued 181,387 common shares to the former Class A preferred shareholders.  In addition, the Company issued the placement agents 18,139 common shares as compensation for obtaining the related lock up agreements.  The Company recognized the common shares issued as preferred stock dividends and valued them at $409,027 or $2.05 per share based o n the market value of the common stock on the dates the offer was accepted.

Common Stock – On August 22, 2002, the Company initiated a $3,000,000 private placement offering of the Company’s common stock at $2.50 per share with a detachable warrant exercisable at $5.00 per share through September 30, 2005.  Through December 31, 2002, the Company had issued 286,000 shares of common stock and warrants under the terms of the private placement offering for gross proceeds of $715,000 before cash offering costs of $112,864 and were allocated to the common stock issued and the warrants based upon their relative fair value. Accordingly, $493,821 was allocated to the 286,000 shares of common stock, and $108,315 was allocated to the 286,000 warrants. Although the amount allocated to the warrants was less than their fair value, the fair value of the warrants was $278,015 determined using the Black-Scholes option pricing model with the f ollowing assumptions: risk free interest rate of 1.8%, expected dividend yield of 0%, volatility of 36.5%, and expected lives of 2.8 years.

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

For the Years Ended December 31,	2003		2002
	Oil [1]	Gas [1]	Oil [1]	Gas [1]
Proved Developed and Undeveloped Reserves
Beginning of year	4,113,936	3,187,757	494,823	2,960,373
Purchases of minerals in place	3,175,357	570,924	5,465,906	1,676,706
Improved recovery	18,066	229,626	-	-
Production	(117,646)	(67,329)	(58,717)	(46,819)
Revision of previous estimates	(139,546)	(512,224)	80,674	(1,402,503)

End of Year	7,050,167	3,408,754	5,982,686	3,187,757

Proved Developed Reserves at End of Year	1,580,531	1,612,738	750,464	1,151,985

   1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Future Net Cash Flows

December 31,	2003	2002
Future cash inflows	$ 218,026,254	$ 109,145,883
Future production costs	(64,157,199)	(28,850,909)
Future development costs	(13,609,384)	(6,218,000)
Future income taxes	(45,778,941)	(23,701,042)
Future net cash flows	94,480,730	50,375,932
10% annual discount for estimated timing of cash flows	(49,474,633)	(22,378,108)

Standardized Measure of Discounted Future Net Cash Flows	$ 45,006,097	$ 27,997,824

Changes in Standardized Measure of Discounted Future Net Cash Flows

For the Years Ended December 31,	2003	2002
Beginning of the year	$ 27,997,824	$ 5,203,372
Purchase of minerals in place	21,333,720	34,477,311
Extensions, discoveries and improved recovery, less related costs	691,469	-
Development costs incurred during the year	320,102	215,433
Sales of oil and gas produced, net of production costs	(2,302,405)	(1,057,366)
Accretion of discount	3,012,793	3,525,683
Net changes in prices and production costs	8,222,075	6,456,827
Net change in estimated future development costs	39,219	(142,491)
Revision of previous quantity estimates	(53,098)	(2,497,666)
Revision in estimated timing of cash flows	(5,468,732)	-
Net change in income taxes	(8,786,870)	(18,183,279)

End of the Year	$ 45,006,097	$ 27,997,824

Exhibit Index

3.1

Articles of Incorporation of Arena Resources, Inc. (i)

3.2

By-Laws of Arena Resources, Inc. (i)

10.1

Business Loan Agreement, dated as of December 31, 2003, among Arena Resources, Inc. and Bank of Oklahoma, N.A.

10.2

Arena Resources, Inc. Stock Option Plan

23

Consent of Lee Keeling and Associates, Inc., Independent Petroleum Engineers

31.1

Certification of CEO

31.2

Certification of CFO

32.1

Section 1350 Certification - CEO

32.2

Section 1350 Certification – CFO

(i)  Incorporated herein by reference to the exhibits to Arena Resource, Inc.’s Form SB-1 filed January 2, 2001 (SEC File No. 333-46164)].

(ii)  Incorporated herein by reference to the exhibits to Arena Resource, Inc.’s Form 10-SSB filed March 19, 2004

Exhibit 23.1

Consent of Lee Keeling and Associates, Inc. - Independent Petroleum Engineers

We consent to the reference to our Appraisal of Oil and Gas Properties dated January 1, 2004 in the Annual Report (Form 10-KSB) of Arena Resources, Inc. for the year ended December 31, 2003.

Lee Keeling and Associates, Inc.

Tulsa, Oklahoma

March 15, 2004

Exhibit 31.1

CERTIFICATION

I, Lloyd T. Rochford, certify that:

1.

I have reviewed this Annual Report on Form 10-KSB of Arena Resources, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lloyd T. Rochford

Lloyd T. Rochford

Chief Executive Officer

July 26, 2004

Exhibit 31.2

CERTIFICATION

I, William R. Broaddrick, certify that:

1.

I have reviewed this Annual Report on Form 10-KSB of Arena Resources, Inc.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ William R. Broaddrick

William R. Broaddrick

Chief Financial Officer

July 26, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arena Resources, Inc. (the "Company"), on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lloyd T. Rochford, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Lloyd T. Rochford

Lloyd T. Rochford

Chief Executive Officer

July 26, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arena Resources, Inc. (the "Company"), on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William R. Broaddrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ William R. Broaddrick

William R. Broaddrick

Chief Financial Officer

July 26, 2004