Form 10KSB/A
period 2003-12-31
ARENA RESOURCES INC
filed 2004-08-06
CIK 1123871

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

AMENDMENT NO. 2

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

TABLE OF CONTENTS

PART I

Page

Item 1

Description of Business

3

Item 2

Description of Property

7

Item 3

Legal Proceedings

19

Item 4

Submission of Matters to a Vote of Security Holders

19

PART II

Item 5

Market for Registrant’s Common Equity; Related Stockholder Matters and Small

 Business Issuer Purchases of Equity Securities

19

Item 6

Management’s Discussion and Analysis of Financial Condition and Results

of Operations

21

Item 7

Financial Statements

29

Item 8

Changes in and Disagreements With Accountants on Accounting and Financial

 Disclosure

29

Item 8A

Controls and Procedures

29

PART III

Item 9

Directors and Executive Officers

30

Item 10

Executive Compensation

33

Item 11

Security Ownership of Certain Beneficial Owners and Management and Related

 Stockholder Matters

36

Item 12

Certain Relationships and Related Transactions

37

Item 13

Exhibits and Reports on Form 8-K

38

Item 14

Principal Accountant Fees and Services

38

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

Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors.  Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis.  Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates.  When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs.  Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

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

Total proved reserves had a net pre-tax PV10 value as of December 31, 2003 of approximately $67 million, 21.5% or $14.4 million of which is associated with the PDP reserves. An additional $852,000 is associated with the PDNP reserves ($15.2 million for total proved developed reserves, or 22.7% of total proved reserves’ pre-tax PV10 value) and $51.4 million is associated with PUD reserves.

Our proved reserves as of December 31, 2003 are summarized in the table below:

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

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped to proved developed, as well as the estimated costs per year involved in such development. The timing of our development schedule represented below may differ from our reserve reports as of December 31, 2003, due primarily to our utilization of capital resources in connection with the acquisition of additional properties subsequent to December 31, 2003, that would have otherwise been potentially available for development operations.

	Estimated Oil	Estimated Gas
	Reserves	Reserves		Estimated
Year	Developed (Bbls)	Developed (Mcf)	Total Boe	Development Costs
2004	-	-	-	$ -
2005	2,789,615	1,503,583	3,040,212	5,720,000
2006	2,680,032	292,433	2,728,760	7,889,384
	5,469,646	1,796,016	5,768,972	$ 13,609,384

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

Significant Texas Operations

Y6 Lease – Fisher County, Texas.    We acquired a 100% working interest and an 80% net revenue interest in this lease in June 2001.  This lease was acquired from Durango Operating Company, Inc. an unaffiliated company, for a cash payment of $750,000.  There are currently 12 producing wells on this lease.  A portion of this property has been waterflooded, and when we begin our future development operations on this property, we plan to waterflood the remaining acreage. A waterflood operation is a method of secondary recovery in which water is injected into the reservoir formation to displace residual oil.  The water from injection wells physically sweeps the displaced oil to adjacent production wells.  This potential waterflood project (and the estimated $1 million cost thereof) is included as PUD in our reserve report.  This lease consists of approximately 2,073 acres of which 1,697 acres are held by production and the remaining 376 acres expire July 30, 2004.

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

	Developed Acreage		Undeveloped Acreage		Total Acreage
	Gross	Net	Gross	Net	Gross	Net
Oklahoma	5,689	4,222	--	--	5,689	4,222

Texas	3,464	2,773	376	301	3,840	3,074

New Mexico	4,040	2,661	--	--	4,040	2,661

Kansas	160	128	2,200	1,773	2,360	1,901

Total	13,353	9,784	2,576	2,074	15,929	11,858

Production History

The following table presents the historical information about our produced natural gas and oil volumes.

	Year Ended December 31,
	2001	2002	2003
Oil production (Bbls)	12,895	58,717	117,646
Natural gas production (Mcf)	4,776	46,819	67,329
Total production (Boe)	13,691	66,520	128,868
Daily production (Boe/d)	38	182	353
Average sales prices:
Oil (per Bbl)	$23.45	$26.09	$29.06
Natural gas (per Mcf)	1.95	2.67	3.67
Total (per Boe)	22.77	24.91	28.44
Average production cost (per Boe)	$7.81	$8.94	$8.92

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

Drilling Activity

In the past three years we have focused our attention primarily on property acquisitions, and not on development of our properties.  However, in 2001 we participated in the drilling of two gross wells in Oklahoma (each a 0.7 net well). One well was completed but is shut-in, pending a pipeline connection, and the other was plugged and abandoned as a dry hole. In 2002 we participated in the drilling of one gross well (0.8 net well) in Kansas, which was completed but is shut-in, pending a pipeline connection.  In 2003 we participated in drilling one gross well (0.8 net well) in Kansas, which was plugged and abandoned as a dry hole.

Cost Information

We conduct our oil and natural gas activities entirely in the United States. Our average production costs, per Boe, were $7.81 in 2001, $8.94 in 2002 and $8.92 in 2003. Net costs capitalized during the years ended December 31, 2001, 2002 and 2003, related to our oil and natural gas producing activities are shown below.

	For the Years Ended December 31,
	2001	2002	2003
Acquisition of proved properties	$ 1,032,786	$ 2,659,832	$ 2,470,821
Acquisition of unproved properties	–	–	147,000
Exploration costs	–	–	326,410
Development costs	551,859	579,153	849,864
Acquisition of support and office equipment	–	29,388	–
Asset retirement costs recognized upon adoption of SFAS No. 143	–	–	221,218
Total Costs Incurred	$ 1,584,645	$ 3,268,373	$ 4,015,313

The total capitalized costs identified above ($7,842,737), together with $61,174 of capitalized costs in 2000 and $559,489 capitalized as part of recognizing the long-lived asset retirement obligation required by FASB 143, results in total oil and gas properties subject to amortization of $8,463,400 at December 31, 2003.

Reserve Quantity Information

Our estimates of proved reserves and related valuations were based on reports prepared by Lee Keeling and Associates, Inc., independent petroleum and geological engineers, except for the Dodson Lease in Montague County, Texas, which was based on our internal estimates, all in accordance with the provisions of SFAS 69, “Disclosures About Oil and Gas Producing Activities.”  We have eliminated approximately 1.9 million BOE of reserves related to the Dodson lease which were classified as proved undeveloped in the December 31, 2003 estimate of reserves prepared by Lee Keeling and Associates, Inc.  This revision was based upon a more comprehensive review of the engineering and geological data related to this lease currently available to us and the determination that until such data is supplemented (by information gathered from additional development activities on this lease or other sources), it is necessary to remove such reserves from the proved category.  We have further eliminated approximately 3.6 million BOE of reserves which we had classified as proved upon our acquisition of the East Hobbs Unit in May 2004, for the same reasons.  The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil and natural gas reserves is shown below.

	Oil (Bbls)	Natural Gas (Mcf)
Balance, December 31, 2000	--	478,263
Purchases of minerals in place	490,333	1,636,959
Extensions and discoveries	--	843,512
Production	(12,895)	(4,776)
Revisions of previous estimates	17,385	7,229

Balance, December 31, 2001	494,823	2,960,373
Purchases of minerals in place	3,597,156	1,676,706
Extensions and discoveries	--	--
Production	(58,717)	(46,819)
Revisions of previous estimates	80,674	(1,402,503)

Balance, December 31, 2002	4,113,937	3,187,757
Purchases of minerals in place	3,175.357	570,924
Extensions and discoveries	18,066	229,626
Production	(117,646)	(67,329)
Revisions of previous estimates	(139,546)	(512,224)

Balance, December 31, 2003	7,050,167	3,408,754

Our proved oil and natural gas reserves are shown below.

	As of December 31,
	2001	2002	2003
Oil (Bbls):
Developed	142,371	750,463	1,580,521
Undeveloped	352,452	3,363,473	5,469,646

Total	494,823	4,113,936	7,050,167

Natural Gas (Mcf):
Developed	1,038,564	1,160,639	1,612,738
Undeveloped	1,921,809	2,027,118	1,796,016

Total	2,960,373	3,187,757	3,408,754

Total (Boe):
Developed	315,465	943,904	1,849,311
Undeveloped	672,754	3,701,326	5,768,972

Total	988,219	4,645,230	7,618,283

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

Our capital budget for 2004 is approximately $10 million, which will be utilized to acquire properties.  We anticipate that we will soon seek additional capital as a source of a portion of this capital budget.  The remainder of the funds for our acquisition program will come from a portion of our anticipated cash flow from operations and, possibly, a portion of the amount we can draw under our available credit facility. We anticipate this amount will be used almost exclusively for the acquisition of additional reserves in 2004.  However, our strategy could change if we are unable to find suitable properties at a price we believe satisfies our acquisition strategy or in the event we decide not to seek additional capital (or are unsuccessful in such endeavor) and we are unable to obtain alternate sources of financing for such acquisition activities.  In such an event, it is possible that we could deviate from our current business plan, and begin the exploitation and further development of our existing properties by spending a portion of our capital budget on drilling activities.  In this event, the amount of development activities that we would undertake could be significantly less than the development activities that we anticipate conducting assuming this offering (and the related acquisition program) is successful.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

	Years Ended December 31,
	2001	2002	2003
Net production:
Oil (Bbls)	12,895	58,717	117,646
Natural gas (Mcf)	4,776	46,819	67,329

Net sales:
Oil	$302,424	$1,532,045	$3,418,480
Natural gas	9,309	124,992	246,997

Average sales price:
Oil (per Bbl)	$23.45	$26.09	$29.06
Natural gas (per Mcf)	1.95	2.67	3.67

Production costs and expenses:
Lease operating expenses	$106,927	$594,863	$1,149,136
Production taxes	14,797	117,164	269,563
Depreciation, depletion and amortization expense	44,148	151,197	360,282
General and administrative expenses	127,696	248,018	557,576

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

Lease operating expenses.    Our lease operating expenses increased from $594,863 or $8.94 per Boe in 2002 to $1,149,136 or $8.92 per Boe in 2003. This increase was a result of higher operating costs on properties acquired in 2003.  While it is possible that this increase will continue in the future as we acquire additional properties, because each property is individual in its characteristics, at this time, apart from normal increases associated with inflation in general, we cannot specifically identify this increase to be a trend.

Production taxes.    Production taxes as a percentage of oil and natural gas sales were 7% during 2002 and remained steady at 7% in 2003. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization.    Our depreciation, depletion and amortization expense increased by $209,085 to $360,282 in 2003. The increase was a result of an increase in the average depreciation, depletion and amortization rate from $2.27 per Boe during 2002 to $2.79 per Boe during 2003. The increased depreciation, depletion and amortization was the result of increased sales volume and an increase in estimated future development costs.

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

Net income.    Net income increased from $387,049 for 2002 before preferred stock dividends, to $809,498 for 2003. The primary reasons for this increase include higher crude oil and natural gas prices between periods and an increase in volumes sold, partially offset by higher lease operating expense, tax expense and general and administrative expenses due to our growth.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Oil and natural gas sales.    Oil and natural gas sales revenue increased approximately $1.35 million to $1.66 million in 2002. Oil sales increased $1.2 million and natural gas sales increased $116,000. The oil sales increase was caused by a sales volume increase of 45,822 barrels in 2002 and a 11% increase in the average realized oil price from $23.45 in 2001 to $26.09 in 2002. The natural gas sales increase was caused by a sales volume increase of 42,043 Mcf in 2002 and a 37% increase in the average realized natural gas price from $1.95 per Mcf in 2001 to $2.67 in 2002.The volume increase for oil and natural gas was due to $4.8 million of capital expenditures during 2001 and 2002.

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

Depreciation, depletion and amortization.    Depreciation, depletion and amortization expense increased by $107,049 from $44,148 in 2001 to $151,197 in 2002.  The increase was a result of increasing sales volumes, though partially offset by a decreased depletion rate per Boe from $3.22 in 2001 to $2.27 in 2002.

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

Net income (loss).    Our net loss attributable to common stockholders increased from $(44,927) in 2001 to $(410,969) in 2002. The primary reasons were a $734,496 increase in preferred stock dividends and an $833,597 increase in expenses, offset by a $1.3 million increase in revenues. The increase in preferred stock dividends was caused by more of our preferred stock being outstanding for a longer part of the year.  The expense increase was caused by higher operating expenses from additional leases, higher production tax and depreciation, depletion and amortization from higher production, and higher general and administrative expense related to increases in compensation expenses associated with increased personnel to administer our growth. The revenue increase was caused by higher production volumes and an increase in oil and natural gas prices between years 2001 and 2002.

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

In 2001 and 2002 we acquired certain lease interests and had other business dealings with Petro Consultants, Inc.  One of the principals of Petro Consultants, Inc., Mr. Robert J. Morley, was appointed our Vice President of Investor Relations in July 2002 and served as a member of the Board of Directors from February 2003, until his resignation of all positions as an officer and director in August 2003.  Therefore, any transactions involving Petro Consultant between July 2002 and August 2003 could be deemed to have been entered into with an “affiliate.”  Because we anticipated that we may continue to transact business with Petro Consultants, to avoid future issues that might arise due to such affiliation, Mr. Morley resigned his position as an officer and member of our board and forfeited all stock options (none of which had vested) which he had been granted by reason of his position as a board member.

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

By:

/s/ Lloyd T. Rochford

Mr. Lloyd T. Rochford, President,

Chief Executive Officer

Date:  August 5, 2004

By:

/s/ Stanley McCabe

Mr. Stanley McCabe

Treasurer, Secretary

Date:

August 5, 2004

By:

/s/ William R. Broaddrick

Mr. William R. Broaddrick

Chief Financial Officer

Date:

August 5, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:

/s/ Lloyd T. Rochford

Mr. Lloyd T. Rochford, President,

Chief Executive Officer

Date:  August 5, 2004

By:

/s/ Stanley McCabe

Mr. Stanley McCabe

Treasurer, Secretary

Date:

August 5, 2004

By:

/s/ Charles Crawford

Mr. Charles Crawford

Director

Date:

August 5, 2003

By:

/s/ Chris V. Kemendo, Jr.

Mr. Chris V. Kemendo, Jr.

Director

Date:

August 5, 2003

By:

/s/  Clayton E. Woodrum

Mr. Clayton E. Woodrum

Director

Date:

August 5, 2004

ARENA RESOURCES, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants

43

Balance Sheets - December 31, 2003 and 2002

44

Statements of Operations for the Years Ended December 31, 2003 and 2002

45

Statements of Stockholders’ Equity for the Years Ended December 31, 2002 and 2003

46

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002

47

Notes to Financial Statements

48

Supplemental Information on Oil and Gas Producing Activities

61

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

As discussed in Note 1, the accompanying financial statements have been restated for the effects of changing estimated depreciation, depletion and amortization.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

January 20, 2004

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
	December 31,	December 31,
	2003	2002

ASSETS
Current Assets
Cash	$ 1,076,676	$ 796,915
Account receivable	388,910	269,436
Short-term investments	25,234	-
Subscription receivable	-	157,500
Prepaid expenses	28,935	1,128

Total Current Assets	1,519,755	1,224,979

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	8,463,400	4,884,804
Drilling advances	351,000	-
Equipment	48,480	21,794
Office equipment	18,978	14,672
Total Property and Equipment	8,881,858	4,921,270
Less: Accumulated depreciation and amortization	(559,229)	(195,608)

Net Property and Equipment	8,322,629	4,725,662

Deferred Offering Costs	130,872	-

Long-Term Deposits	-	76,502

Total Assets	$ 9,973,256	$ 6,027,143

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 229,522	$ 173,174
Accrued liabilities	18,440	-
Put option	2,905	-
Accrued preferred dividends	-	114,685

Total Current Liabilities	250,867	287,859

Long-Term Liabilities
Put option	-	50,604
Notes payable to officers	400,000	400,000
Asset retirement liability	607,200	-
Deferred income taxes	656,759	179,488

Total Long-Term Liabilities	1,663,959	630,092

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
7,162,097 shares and 6,282,056 shares outstanding, respectively	7,162	6,282
Additional paid-in capital	6,994,925	5,287,189
Options and warrants outstanding	813,164	382,040
Retained earnings	243,179	(566,319)

Total Stockholders' Equity	8,058,430	5,109,192

Total Liabilities and Stockholders' Equity	$ 9,973,256	$ 6,027,143

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Twelve Months Ended December 31,
	2003	2002

Oil and Gas Revenues	$ 3,665,477	$ 1,657,037

Costs and Operating Expenses
Oil and gas production costs	1,149,136	594,863
Oil and gas production taxes	269,563	117,164
Depreciation, depletion and amortization	360,282	151,197
General and administrative expense	557,576	248,018

Total Costs and Operating Expenses	2,336,557	1,111,242

Other Income (Expense)
Gain from change in fair value of put options	47,699	36,665
Accretion expense	(32,212)	-
Interest expense	(38,798)	(15,923)

Net Other Income (Expense)	(23,311)	20,742

Income Before Provision for Income Taxes and Cumulative
Effect of Change in Accounting Principle	1,305,609	566,537

Provision for Deferred Income Taxes	484,298	179,488

Income Before Cumulative Effect of Change
in Accounting Principle	821,311	387,049

Cumulative Effect of Change in Accounting Principle	(11,813)	-

Net Income	809,498	387,049

Preferred Stock Dividends	-	798,018

Income (Loss) Attributable to Common Shares	$ 809,498	$ (410,969)

Basic Income (Loss) Per Common Share
Before cumulative effect of change in accounting principle	$ 0.12	$ (0.09)
Cumulative effect of change in accounting principle	-	-
Net Income (Loss) Attributable to Common Shares	$ 0.12	$ (0.09)

Diluted Income (Loss) Per Common Share
Before cumulative effect of change in accounting principle	$ 0.11	$ (0.09)
Cumulative effect of change in accounting principle	-	-
Net Income (Loss) Attributable to Common Shares	$ 0.11	$ (0.09)

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

					Additional	Options and	Receivable		Total
	Preferred Stock		Common Stock		Paid-in	Warrants	from	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Outstanding	Shareholders	Deficit/Earnings	Equity
Balance December 31, 2001	857,573	$ 1,274,021	3,604,500	$ 3,605	$ 817,811	$ 103,600.00	$ (5,733)	$ (155,350)	$ 2,037,954
Issuance for cash	1,028,786	1,214,582	-	-	114,402	254,889	-	-	1,583,873
Issuance for cash to a related party	-	-	70,000	70	88,130	-	-	-	88,200
Issuance for property acquisitions	-	-	149,885	150	525,260	-	-	-	525,410
Preferred stock beneficial
conversion dividends	-	114,402	-	-	-	-	-	(114,402)	-
Preferred stock cash dividends accrued	-	-	-	-	-	-	-	(274,589)	(274,589)
Preferred stock dividends paid
with common stock	-	-	199,526	199	408,828	-	-	(409,027)	-
Conversion of preferred stock
to common stock	(1,886,359)	(2,603,005)	1,886,359	1,886	2,601,119	-	-	-	-
Issuance upon exercise of warrants	-	-	74,786	75	215,565	(84,764)	-	-	130,876
Issuance for cash	-	-	286,000	286	493,535	108,315	-	-	602,136
Issuance for services	-	-	11,000	11	22,539	-	-	-	22,550
Collection of receivable from shareholder	-	-	-	-	-	-	5,733	-	5,733
Net Income	-	-	-	-	-	-	-	387,049	387,049
Balance December 31, 2002	-	-	6,282,056	6,282	5,287,189	382,040	-	(566,319)	5,109,192
Issuance for cash	-	-	790,294	790	1,274,256	436,154	-	-	1,711,200
Issuance of warrants as consulting fee
for 2002 offering	-	-	-	-	(15,922)	15,922	-	-	-
Cancellation of shares for extension
of lock up	-	-	(500)	(0)	0	-	-	-	-
Issuance of common stock for services	-	-	13,847	14	75,026	-	-	-	75,040
Warrant exercise	-	-	19,400	19	54,883	(20,952)	-	-	33,950
Issuance of common stock
in property acquisitions	-	-	57,000	57	319,493	-	-	-	319,550
Net Income	-	-	-	-	-	-	-	809,498	809,498
Balance December 31, 2003	-	$ -	7,162,097	$ 7,162	$ 6,994,925	$ 813,164	$ -	$ 243,179	$ 8,058,430

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS

For the Year Ended December 31	2003	2002
Cash Flows From Operating Activities
Net income	$ 809,498	$ 387,049
Adjustments to reconcile net income to net cash
provided by operating activities:
Shares issued for services	75,040	-
Depreciation and depletion	360,282	151,197
Services and use of office space contributed by officers	-	22,550
Gain from change in fair value of put option	(47,699)	(36,665)
Cumulative effect of change in accounting principle	11,813	-
Accretion of discounted liabilities	32,212	-
Changes in assets and liabilities:
Accounts receivable	(119,474)	(258,730)
Prepaid expenses	(27,807)	(222)
Interest capitalized on certificates of deposit	-	(1,502)
Accounts payable and accrued liabilities	74,787	127,583
Deferred income tax payable	484,298	179,488

Net Cash Provided by Operating Activities	1,652,950	570,748

Cash Flows from Investing Activities
Purchase of oil and gas properties	(3,050,558)	(2,603,279)
Purchase of office equipment	(4,306)	(7,594)
Increase in long-term investments	-	(25,000)
Maturity of long term investment	51,268	-
Purchase of property, plant & equipment	(26,686)	(21,794)

Net Cash Used in Investing Activities	(3,030,282)	(2,657,667)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	1,580,328	532,836
Proceeds from warrant exercise	33,950	130,876
Collection of common stock subscription receivable	157,500	-
Payment from issuance of note payable	-	400,000
Proceeds from issuance of preferred stock, net of offering costs	-	1,589,606
Payment on note payable	-	(18,000)
Payment of dividends to preferred stockholders	(114,685)	(196,048)

Net Cash Provided by Financing Activities	1,657,093	2,439,270

Net Increase in Cash	279,761	352,351

Cash at Beginning of Period	796,915	444,564

Cash at End of Period	$ 1,076,676	$ 796,915

Supplemental Cash Flows Information
Cash paid for interest	$ 38,798	$ 17,425

Non-Cash Investing and Financing Activities
Common stock issued for properties less call options granted	$ 319,550	$ 525,410
Asset retirement obligation incurred in property acquisition	338,271	-
Accrual of preferred stock dividends	-	274,589
Receivable from shareholders related to stock offerings	-	157,500
Preferred stock dividends paid with common stock	-	409,027
Beneficial conversion feature on convertible preferred stock	-	114,402
Settlement of receivable in property acquisition	-	23,027
Value of put option included in cost to acquire properties	-	87,269

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Depletion and amortization expense for the year ended December 31, 2003, was $360,282, based on depletion at the rate of $2.79 per barrel-of-oil-equivalent and for the year ended December 31, 2002, was $151,197, based on depletion at the rate of $2.27 per barrel-of-oil-equivalent.

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

For the Years Ended December 31,	2003	2002
Net income, as reported	$ 809,498	$ 387,049
Deduct: Total stock-based employee compensation expense determined under the
fair value based method for all awards, net of related tax effects	(391,683)	-

Pro Forma Net Income	$ 417,815	$ 387,049

Income (Loss) Per Common Share
Basic, as reported	$ 0.12	$ (0.09)
Basic, pro forma	$ 0.06	$ (0.09)

Diluted, as reported	$ 0.11	$ (0.09)
Diluted, pro forma	$ 0.06	$ (0.09)

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

Restatement of Financial Statements – The Company revised its estimates of oil and gas reserves and estimated future development costs. The revision of those estimates resulted in an increase in depreciation, depletion and amortization for the years ended December 31, 2003 and 2002. The accompanying financial statements have been restated as a result of the change in depreciation, depletion and amortization.  The effects of the restatement were as follows:

	As Previously	Effect of	As
	Reported	Restatement	Restated

For the Year Ended December 31, 2003
Depreciation and amortization	$ 338,157	$ 22,125	$ 360,282
Income before provision for income taxes and cumulative
effect of change in accounting principle	1,327,734	(22,125)	1,305,609
Provision for deferred income taxes	491,599	(7,301)	484,298
Income before cumulative effect of change in accounting principle	836,135	(14,824)	821,311
Net income	824,322	(14,824)	809,498
Basic income per common share	0.12	-	0.12
Diluted income per common share	0.12	(0.01)	0.11

For the Year Ended December 31, 2002
Depreciation and amortization	$ 127,847	$ 23,350	$ 151,197
Income before provision for income taxes	589,887	(23,350)	566,537
Provision for deferred income taxes	187,193	(7,705)	179,488
Net income	402,694	(15,645)	387,049
Basic loss per common share	(0.09)	-	(0.09)
Diluted loss per common share	(0.09)	-	(0.09)

As of December 31, 2003
Property and equipment, net	$ 8,368,104	$ (45,475)	$ 8,322,629
Total assets	10,018,731	(45,475)	9,973,256
Deferred income taxes	671,765	(15,006)	656,759
Total long-term liabilities	1,678,965	(15,006)	1,663,959
Retained earnings	273,648	(30,469)	243,179
Total stockholders' equity	8,088,899	(30,469)	8,058,430

As of December 31, 2002
Property and equipment, net	$ 4,749,012	$ (23,350)	$ 4,725,662
Total assets	6,050,493	(23,350)	6,027,143
Deferred income taxes	187,193	(7,705)	179,488
Total long-term liabilities	637,797	(7,705)	630,092
Retained earnings	(550,674)	(15,645)	(566,319)
Total stockholders' equity	5,124,837	(15,645)	5,109,192

NOTE 2 – EARNING PER SHARE INFORMATION

For the Years Ended December 31,	2003	2002
Income before cumulative effect of change in accounting
principle	$ 821,311	$ 387,049
Less: Preferred stock dividends	-	(798,018)
Income (loss) before cumulative effect of change in accounting
principle	821,311	(410,969)
Cumulative effect of change in accounting principle	(11,813)	-
Income (Loss) Attributable to Common Shares	$ 809,498	$ (410,969)
Basic weighted-average common shares outstanding	6,759,858	4,553,232
Effect of dilutive securities
Warrants	231,476	-
Stock options	250,342	-
Diluted Weighted-Average Common Shares Outstanding	7,241,676	4,553,232
Basic Income (Loss) Per Common Share
Before cumulative effect of change in accounting principle	$ 0.12	$ (0.09)
Cumulative effect of change in accounting principle	-	-
Net Income (Loss) Attributable to Common Shares	$ 0.12	$ (0.09)
Diluted Income (Loss) Per Common Share
Before cumulative effect of change in accounting principle	$ 0.11	$ (0.09)
Cumulative effect of change in accounting principle	-	-
Net Income (Loss) Attributable to Common Shares	$ 0.11	$ (0.09)

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

Beals Prospect - On July 2, 2003, the Company entered into an agreement to purchase a 100% working interest, representing a 80.5% net revenue interest, in the Beals Prospect mineral lease located in Comanche County, Kansas.  Total consideration provided by the Company was a cash payment of $60,000 and the issuance of 15,000 shares of common stock as a finder’s fee to an unrelated third party, which were valued at $5.80 per share, or $87,000.  The value of the shares was based on the market value of the Company’s common stock on the date issued. The prospect was unproven, undeveloped acreage. The Company entered into an agreement with Petro Consultants, Inc., a shareholder of the Company, whereby Petro paid the Company $180,000 for a 35% working interest in an explorative well that the Company agreed to drill on the prospect. The cost of the well and the carrying value of the property were reduced by the proceeds received from Petro. When the well was drilled, it was unsuccessful and was plugged and abandoned.

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

The following present pro forma net income and basic and diluted income (loss) per common share as if SFAS No. 143 had been applied retroactively for the year ended December 31, 2003 and 2002:

For the Years Ended December 31,	2003	2002
Net Income	$ 809,498	$ 377,396
Income (Loss) Per Common Share
Basic	$ 0.12	$ 0.08
Diluted	$ 0.11	$ 0.08

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

NOTE 10 – INCOME TAXES

The provision for income taxes consisted of the following:

For the Years Ended December 31,	2003	2002
Current before benefit of operating loss carry forwards	$ 83,686	$ -
Current benefit of operating loss carry forwards	(83,686)	-
Deferred	484,298	179,488

Provision for Income Taxes	$ 484,298	$ 179,488

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

For the Years Ended December 31,	2003	2002
Tax at federal statutory rate (34%)	$ 443,907	$ 192,623
Income not subject to tax	(17,364)	(22,168)
State tax, net of federal benefit	57,255	19,700
Benefit of operating loss carry forwards	-	(10,667)

Provision for Income Taxes	$ 484,298	$ 179,488

As of December 31, 2003, the Company had net operating loss carry forwards for federal income tax reporting purposes of $39,471 which, if unused, will expire in 2022. The net deferred tax liability consisted of the following:

December 31,	2003	2002
Deferred tax liabilities
Depreciation and amortization	$ 41,152	$ (7,705)
Intangible drilling costs	648,126	264,851
Asset retirement costs	208,690	-
Total deferred tax liabilities	897,968	257,146
Deferred tax assets
Asset retirement liability	226,486	-
Operating loss carry forwards	14,723	77,658
Total deferred tax assets	241,209	77,658

Net Deferred Income Taxes	$ 656,759	$ 179,488

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

ARENA RESOURCES, INC.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,	2003	2002
Unproved oil and gas properties	$ 128,694	$ -
Proved oil and gas properties	8,334,706	4,884,804
Drilling advances on uncompleted projects	351,000	-
Support and office equipment	67,458	36,466
Total capitalized costs	8,881,858	4,921,270
Less accumulated depreciation and amortization	(559,229)	(195,608)

Net Capitalized Costs	$ 8,322,629	$ 4,725,662

Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31,	2003	2002
Acquisition of proved properties	$ 2,470,821	$ 2,659,832
Acquisition of unproved properties	147,000	-
Exploration costs	326,410	-
Development costs	849,864	579,153
Acquisition of support and office equipment	-	29,388
Asset retirement costs recognized upon adoption of SFAS No. 143	221,218	-

Total Costs Incurred	$ 4,015,313	$ 3,268,373

Results of Operations from Oil and Gas Producing Activities – The Company’s results of operations from oil and gas producing activities exclude interest expense, accretion expense, gain from change in fair value of put options and the cumulative effect of change in accounting principle.  Income taxes are based on statutory tax rates, reflecting allowable deductions.

For the Years Ended December 31,	2003	2002
Oil and gas revenues	$ 3,665,477	$ 1,657,037
Production costs	(1,149,136)	(594,863)
Production taxes	(269,563)	(117,164)
Depreciation and amortization	(360,282)	(151,197)
General and administrative expense	(557,576)	(248,018)
Results before income taxes	1,328,920	545,795
Provision for income taxes	(484,298)	(179,488)

Results of Oil and Gas Producing Operations	$ 844,622	$ 366,307

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

For the Years Ended December 31,	2003		2002
	Oil [1]	Gas [1]	Oil [1]	Gas [1]
Proved Developed and Undeveloped Reserves
Beginning of year	4,113,936	3,187,757	494,823	2,960,373
Purchases of minerals in place	3,175,357	570,924	3,597,156	1,676,706
Improved recovery	18,066	229,626	-	-
Production	(117,646)	(67,329)	(58,717)	(46,819)
Revision of previous estimates	(139,546)	(512,224)	80,674	(1,402,503)

End of Year	7,050,167	3,408,754	4,113,936	3,187,757

Proved Developed Reserves at End of Year	1,580,531	1,612,738	750,464	1,151,985

   1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Future Net Cash Flows

December 31,	2003	2002
Future cash inflows	$ 218,026,254	$ 109,145,883
Future production costs	(64,157,199)	(28,850,909)
Future development costs	(13,609,384)	(6,218,000)
Future income taxes	(45,778,941)	(23,701,042)
Future net cash flows	94,480,730	50,375,932
10% annual discount for estimated timing of cash flows	(49,474,633)	(22,378,108)

Standardized Measure of Discounted Future Net Cash Flows	$ 45,006,097	$ 27,997,824

Changes in Standardized Measure of Discounted Future Net Cash Flows

For the Years Ended December 31,	2003	2002
Beginning of the year	$ 27,997,824	$ 5,203,372
Purchase of minerals in place	21,333,720	34,477,311
Extensions, discoveries and improved recovery, less related costs	691,469	-
Development costs incurred during the year	320,102	215,433
Sales of oil and gas produced, net of production costs	(2,302,405)	(1,057,366)
Accretion of discount	3,012,793	3,525,683
Net changes in prices and production costs	8,222,075	6,456,827
Net change in estimated future development costs	39,219	(142,491)
Revision of previous quantity estimates	(53,098)	(2,497,666)
Revision in estimated timing of cash flows	(5,468,732)	-
Net change in income taxes	(8,786,870)	(18,183,279)

End of the Year	$ 45,006,097	$ 27,997,824

Exhibit Index

3.1

Articles of Incorporation of Arena Resources, Inc. (i)

3.2

By-Laws of Arena Resources, Inc. (i)

10.1

Business Loan Agreement, dated as of December 31, 2003, among Arena Resources, Inc. and Bank of Oklahoma, N.A. (ii)

10.2

Arena Resources, Inc. Stock Option Plan (ii)

23

Consent of Lee Keeling and Associates, Inc., Independent Petroleum Engineers

31.1

Certification of CEO

31.2

Certification of CFO

32.1

Section 1350 Certification - CEO

32.2

Section 1350 Certification – CFO

(i)  Incorporated herein by reference to the exhibits to Arena Resource, Inc.’s Form SB-1 filed January 2, 2001 (SEC File No. 333-46164)].

(ii)  Incorporated herein by reference to the exhibits to Arena Resource, Inc.’s Form 10-KSB filed March 19, 2004

Exhibit 23.1

Consent of Lee Keeling and Associates, Inc. - Independent Petroleum Engineers

We consent to the reference to our Appraisal of Oil and Gas Properties dated January 1, 2004 in the Annual Report (Form 10-KSB), as amended, of Arena Resources, Inc. for the year ended December 31, 2003.

Lee Keeling and Associates, Inc.

Tulsa, Oklahoma

August 4, 2004

Exhibit 31.1

CERTIFICATION

I, Lloyd T. Rochford, certify that:

1.

I have reviewed this Annual Report on Form 10-KSB/A of Arena Resources, Inc.

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

/s/ Lloyd T. Rochford

Lloyd T. Rochford

Chief Executive Officer

August 5, 2004

Exhibit 31.2

CERTIFICATION

I, William R. Broaddrick, certify that:

1.

I have reviewed this Annual Report on Form 10-KSB/A of Arena Resources, Inc.

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

August 5, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arena Resources, Inc. (the "Company"), on Form 10-KSB/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lloyd T. Rochford, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Lloyd T. Rochford

Lloyd T. Rochford

Chief Executive Officer

August 5, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Arena Resources, Inc. (the "Company"), on Form 10-KSB/A for the year ended December 31, 2003, as filed, I, William R. Broaddrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ William R. Broaddrick

William R. Broaddrick

Chief Financial Officer

August 5, 2004