Form 10QSB
period 2004-06-30
ARENA RESOURCES INC
filed 2004-08-13
CIK 1123871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of August 10, 2004, the Company had outstanding 7,192,097 shares of common stock ($0.001 par value).

Transitional Small Business Disclosure Format (check one):   Yes ____

No __X__

actions wi

INDEX

Arena Resources, Inc.

For the Quarter Ended June 30, 2004

Part I.  Financial Information

Page

Item 1.  Financial Statements (Unaudited)

3

Condensed Balance Sheets as of June 30, 2004 and

  December 31, 2003 (Unaudited)

4

Condensed Statements of Operations for the Three and Six Months

  Ended June 30, 2004 and 2003 (Unaudited)

5

Condensed Statements of Cash Flows for the Six Months

  Ended June 30, 2004 and 2003 (Unaudited)

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

#

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

ARENA RESOURCES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2004	2003

ASSETS
Current Assets
Cash	$ 1,921,984	$ 1,076,676
Account receivable	699,214	388,910
Short-term investments	25,234	25,234
Prepaid expenses	33,564	28,935

Total Current Assets	2,679,996	1,519,755

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	19,128,135	8,463,400
Drilling advances	244,795	351,000
Equipment	26,687	48,480
Office equipment	37,013	18,978
Total Property and Equipment	19,436,630	8,881,858
Less: Accumulated depreciation and amortization	(869,347)	(559,229)

Net Property and Equipment	18,567,283	8,322,629

Deferred Offering Costs	335,573	130,872

Total Assets	$ 21,582,852	$ 9,973,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 271,529	$ 229,522
Accrued liabilities	79,089	18,440
Put option	-	2,905
Short-term note payable	2,000,000	-

Total Current Liabilities	2,350,618	250,867

Long-Term Liabilities
Notes payable	8,008,440	-
Notes payable to related parties	400,000	400,000
Asset retirement liability	664,712	607,200
Deferred income taxes	1,111,962	656,759

Total Long-Term Liabilities	10,185,114	1,663,959

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
7,192,097 shares and 7,162,097 shares outstanding, respectively	7,192	7,162
Additional paid-in capital	7,142,419	6,994,925
Options and warrants outstanding	796,140	813,164
Retained earnings	1,101,369	243,179

Total Stockholders' Equity	9,047,120	8,058,430

Total Liabilities and Stockholders' Equity	$ 21,582,852	$ 9,973,256

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Oil and Gas Revenues	$ 1,792,414	$ 841,619	$ 2,992,814	$ 1,648,640

Costs and Operating Expenses
Oil and gas production costs	403,531	281,546	719,820	523,618
Oil and gas production taxes	133,026	57,374	211,733	111,324
Depreciation, depletion and amortization	204,706	89,167	315,826	133,371
General and administrative expense	163,569	120,451	341,771	264,082

Total Costs and Operating Expenses	904,832	548,538	1,589,150	1,032,395

Other Income (Expense)
Gain from change in fair value of put options	2,905	31,615	2,905	36,390
Accretion expense	(12,770)	(7,843)	(25,065)	(12,624)
Interest expense	(58,998)	(9,973)	(68,111)	(19,836)

Net Other Income (Expense)	(68,863)	13,799	(90,271)	3,930

Income Before Provision for Income Taxes and Cumulative
Effect of Change in Accounting Principle	818,719	306,880	1,313,393	620,175

Provision for Deferred Income Taxes	270,171	114,328	455,203	225,760

Income Before Cumulative Effect of Change
in Accounting Principle	548,548	192,552	858,190	394,415

Cumulative Effect of Change in Accounting Principle	-	-	-	(11,813)

Net Income	$ 548,548	$ 192,552	$ 858,190	$ 382,602

Basic Income Per Common Share
Before cumulative effect of change in accounting principle	$ 0.08	$ 0.03	$ 0.12	$ 0.06
Net Income	0.08	0.03	0.12	0.06
Diluted Income Per Common Share
Before cumulative effect of change in accounting principle	$ 0.07	$ 0.03	$ 0.11	$ 0.06
Net Income	0.07	0.03	0.11	0.06

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Six Months Ended June 30,	2004	2003

Cash Flows From Operating Activities
Net income	$ 858,190	$ 382,602
Adjustments to reconcile net income to net cash
provided by operating activities:
Shares issued for services	-	75,040
Depreciation, depletion and amortization	315,826	133,371
Gain from change in fair value of put option	(2,905)	(36,390)
Cumulative effect of change in accounting principle	-	11,813
Loss on sale of equipment	5,585	-
Accretion of discounted liabilities	57,511	12,625
Changes in assets and liabilities:
Accounts receivable	(310,304)	(75,585)
Prepaid expenses	(4,629)	(57,280)
Accounts payable and accrued liabilities	102,657	14,354
Deferred income taxes	455,203	225,760

Net Cash Provided by Operating Activities	1,477,134	686,310

Cash Flows from Investing Activities
Proceeds from sale of equipment	10,500	-
Purchase of oil and gas properties	(1,550,090)	(1,186,971)
Purchase of property, plant & equipment	-	(26,686)
Purchase of office equipment	(18,035)	(643)

Net Cash Used in Investing Activities	(1,557,625)	(1,214,300)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	(204,701)	1,135,165
Proceeds from exercise of warrants	130,500	7,000
Issuance of note payable	1,000,000	-
Collection of common stock subscription receivable	-	157,500
Payment of accrued dividends to preferred stockholders	-	(114,685)

Net Cash Provided by (Used in) Financing Activities	925,799	1,184,980

Net Increase in Cash	845,308	656,990

Cash at Beginning of Period	1,076,676	796,915

Cash at End of Period	$ 1,921,984	$ 1,453,905

Supplemental Cash Flows Information
Cash paid for interest	$ 69,331	$ 19,836

Non-Cash Investing and Financing Activities
Common stock issued for properties	-	52,000
Asset retirement obligation incurred in property acquisition	-	227,308
Acquisition of property financed through note payable	9,008,440	-

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-KSB as of December 31, 2003.  The financial position and results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Amortization expense for the six months ended June 30, 2004 was $315,826 based on depletion at the rate of $3.49 per barrel of oil equivalent compared to $133,371 based on depletion at the rate of $2.06 per barrel of oil equivalent for the six months ended June 30, 2003. These amounts include $6,517 and $4,767 of depreciation on equipment during the six months ended June 30, 2004 and 2003, respectively.

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

Concentration of Credit Risk and Major Customer – The Company currently has cash in excess of federally insured limits at June 30, 2004.  During the six months ended June 30, 2004, sales to four customers represented 39%, 33%, 13% and 6% of total sales, respectively.  At June 30, 2004, these four customers made up 28%, 42%, 8% and 11% of accounts receivable, respectively.

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

For the Six Months Ended June 30,	2004	2003
Net income, as reported	$ 858,190	$ 382,602
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(75,098)	-

Pro Forma Net Income	$ 783,092	$ 382,602
Income per Common Share
Basic, as reported	$ 0.12	$ 0.06
Basic, pro forma	0.11	0.06
Diluted, as reported	0.11	0.06
Diluted, pro forma	0.10	0.06

NOTE 2 – EARNINGS PER SHARE INFORMATION

[TABLE]

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

The following pro forma information is presented to reflect the operations of the Company as if the acquisition of East Hobbs had been completed on January 1, 2004 and 2003, respectively:

For the Three Months Ended March 31,	2004	2003

Oil and Gas Revenues	$ 1,813,406	$ 1,481,834
Income from Operations Before Cumulative Effect of Change
in Accounting Principle	447,818	373,446
Net Income	447,818	361,633
Basic and Diluted Income Per Common Share
Income before cumulative effect of change in accounting princ	$ 0.06	$ 0.07
Net income	0.06	0.07

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

On April 14, 2004, the Company also entered into to a bridge financing arrangement for $2,000,000 from a bank. On May 7, 2004, the Company borrowed $2,000,000 under the terms of the bridge financing arrangement to fund the acquisition of the East Hobbs San Andres Property interests. The interest rate on the bridge financing arrangement is a floating rate equal to the 30, 60 or 90 day LIBOR plus 2.25%, currently 3.42% per annum, and is payable monthly. The bridge financing arrangement has been guaranteed by two of the Company’s officers.  As disclosed in Note 8, Subsequent Events, the Company has paid all principal and accrued interest previously outstanding under the bridge financing agreement.

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

NOTE 5 – ASSET RETIREMENT OBLIGATION

The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2004 is as follows:

Balance, January 1, 2004	$ 607,200
Liabililities incurred	32,447
Accretion expense	25,065
Balance, March 31, 2004	$ 664,712

NOTE 6 - STOCKHOLDERS’ EQUITY

Warrants exercised – During the three months ended June 30, 2004, the Company issued 25,000 shares of common stock from the exercise of warrants.  Of the 25,000 warrants, 5,000 had an exercise price of $1.75 per share and 20,000 had an exercise price of $5.00 per share; therefore, the Company received $108,750 from the exercise.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma and New Mexico totaling $299,029 to allow the Company to do business in those states.  The standby letters of credit are valid through May 2005 and are collateralized by the revolving credit facility with the bank. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2004, the Company paid $2,001,994 in settlement of the principal and accrued interest previously outstanding under the bridge financing arrangement as described in Note 3.

Subsequent to June 30, 2004, the Company closed its secondary offering of 1,450,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant.  The Unit is not separable into its components of common stock and common stock purchase warrant until the earlier of August 10, 2005 or upon thirty (30) prior written notice from Arena, but not before 60 days following the offering.  The warrant has an exercise price of $7.32 and expires August 9, 2008.  Proceeds before offering costs totaled $8,137,400.  Net proceeds after closing costs will be allocated to the common stock and warrants on a prorata basis, based on their fair values.

#

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended June 30, 2004

Oil and natural gas sales.  For the three months ended June 30, 2004, oil and natural gas sales revenue increased $950,795 to $1,792,414, compared to $841,619 for the same period during 2003. Of the $950,795 increase, $457,935 was attributable to the East Hobbs property. Oil sales increased $831,099 and natural gas sales increased $119,696.  The increase in oil sales was the result of a sales volume increase of 6,356 barrels for the three months ended June 30, 2004 compared to the same period in 2003, of which 10,593 was attributable to the East Hobbs property, and a 30% increase in the average realized per barrel oil price from $27.71 for the three months ended June 30, 2003 to $36.02 for the three months ended June 30, 2004.  The increase in natural gas sales was the result of a sales volume increase of 23,584 thousand cubic feet (MCF) for the three months ended June 30, 2004 compared to the same period in 2003, of which 13,702 was attributable to the East Hobbs property, and a 8% increase in the average realized natural gas price per MCF from $3.48 for the three months ended June 30, 2003 to $3.76 for the three months ended June 30, 2004.

Lease operating expenses.  Our lease operating expenses increased from $281,546 or $9.07 per barrel of oil equivalent (BOE) for the three months ended June 30, 2003 to $403,531 or $8.42 per BOE for the three months ended June 30, 2004.  The increase in total was due to properties acquired in 2003 and 2004, while the decrease per BOE was primarily a result of lower average operating costs on the East Hobbs property acquired in 2004.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 7% during the three months ended June 30, 2003 and remained steady at 7% for the three months ended June 30, 2004.  Production taxes vary from state to state.  Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $115,539 to $204,706 for the three months ended June 30, 2004, compared to the same period in 2003. The increase was a result of an increase in volume and in the average depreciation, depletion and amortization rate from $2.40 per BOE during the three months ended June 30, 2003 to $3.49 per BOE during the three months ended June 30, 2004. The increased depreciation, depletion and amortization rate was the result of a revision to our reserves and increased capitalized costs and development costs from the property acquired in 2004.

General and administrative expenses.  General and administrative expenses increased by $43,120 to $163,571 for the three months ended June 30, 2004, compared to the same period in 2003. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and acquisition of a new accounting software system.

Interest expense (net of interest income).  Interest expense increased $49,024 to $58,997 for the three months ended June 30, 2004 when compared to the same period in 2003. The increase was due to an increase in outstanding debt with the use of our credit facility in our latest acquisition.

Income tax expense.  Our effective tax rate was 37% during the three months ended June 30, 2003 and remained steady at 37% for the three months ended June 30, 2004.

Net income.  Net income increased from $192,552 for the three months ended June 30, 2003 to $548,548 for 2004. The primary reasons for this increase include higher crude oil prices between periods and an increase in volumes sold, partially offset by higher lease operating expense, income tax expense and general and administrative expenses due to our growth.

Results of Operations – For the Six Months Ended June 30, 2004

Oil and natural gas sales.  For the six months ended June 30, 2004, oil and natural gas sales revenue increased $1,344,174 to $2,992,814, compared to $1,648,640 for the same period during 2003. Of the $950,795 increase, $457,935 was attributable to the East Hobbs property. Oil sales increased $1,199,218 and natural gas sales increased $144,956.  The increase in oil sales was the result of a sales volume increase of 26,549 barrels for the six months ended June 30, 2004 compared to the same period in 2003,of which 10,593 was attributable to the East Hobbs property, and a 18% increase in the average realized per barrel oil price from $29.67 for the six months ended June 30, 2003 to $34.92 for the six months ended June 30, 2004.  The increase in natural gas sales was the result of a sales volume increase of 32,735 thousand cubic feet (MCF) for the six months ended June 30, 2004 compared to the same period in 2003, of which 13,702 was attributable to the East Hobbs property, and a 6% increase in the average realized natural gas price per MCF from $3.98 for the six months ended June 30, 2003 to $4.22 for the six months ended June 30, 2004.

Lease operating expenses.  Our lease operating expenses increased from $523,618 or $9.27 per barrel of oil equivalent (BOE) for the six months ended June 30, 2003 to $719,820 or $8.59 per BOE for the six months ended June 30, 2004.  The increase in total was due to properties acquired in 2003 and 2004, while the decrease per BOE was primarily a result of lower average operating costs on the East Hobbs property acquired in 2004.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 7% during the six months ended June 30, 2003 and remained steady at 7% for the three months ended June 30, 2004.  Production taxes vary from state to state.  Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $182,455 to $315,826 for the six months ended June 30, 2004, compared to the same period in 2003. The increase was a result of an increase in volume and in the average depreciation, depletion and amortization rate from $2.40 per BOE during the six months ended June 30, 2003 to $3.49 per BOE during the six months ended June 30, 2004. The increased depreciation, depletion and amortization rate was the result of a revision to our reserves and increased capitalized costs and development costs from the property acquired in 2004.

General and administrative expenses.  General and administrative expenses increased by $77,689 to $341,771 for the six months ended June 30, 2004, compared to the same period in 2003. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth, payment for Lee Keeling and Associates for preparation of our year ended December 31, 2003 and acquisition of a new accounting software system.

Interest expense (net of interest income).  Interest expense increased $48,275 to $68,111 for the six months ended June 30, 2004 when compared to the same period in 2003. The increase was due to an increase in outstanding debt with the use of our credit facility in our latest acquisition.

Income tax expense.  Our effective tax rate was 37% during the six months ended June 30, 2003 and remained steady at 37% for the six months ended June 30, 2004.

Net income.  Net income increased from $382,602 for the six months ended June 30, 2003 to $858,190 for 2004. The primary reasons for this increase include higher crude oil prices between periods and an increase in volumes sold, partially offset by higher lease operating expense, income tax expense and general and administrative expenses due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

Net Production Volume

Net Revenue

Texas Leases

     17,369 BBLS

           $    604,013

Oklahoma Leases

     32,427 BBLS

           $ 1,153,220

New Mexico Leases

     28,651 BBLS

           $    981,402

GAS

Net Production Volume

          Net Revenue

Texas Leases

        7,250 MCF                              $      22,248

Oklahoma Leases                              22,446 MCF

           $      73,631

New Mexico Leases                          30,421 MCF

           $    157,979

Significant Subsequent Events occurring after March 31, 2004:

Subsequent to June 30, 2004, the Company paid $2,001,994 in settlement of the principal and accrued interest previously outstanding under the bridge financing arrangement as described in Note 3.

Subsequent to June 30, 2004, the Company closed its secondary offering of 1,450,000 Units, each Unit consisting of one share of common stock and one common stock purchase warrant.  The Unit is not separable into its components of common stock and common stock purchase warrant until the earlier of August 10, 2005 or upon thirty (30) prior written notice from Arena, but not before 60 days following the offering.  Each warrant has an exercise price of $7.32 and expires August 9, 2008.  Proceeds before offering costs totaled $8,137,400.  Net proceeds after closing costs will be allocated to the common stock and warrants on a pro rata basis, based on their fair values.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2004, the Company had cash on hand of $1,921,984, compared to $1,076,676 as of December 31, 2003.  The Company had positive net cash flows from operations for the six months ended June 30, 2004 of $1,477,134, compared to $686,310 for the same period 2003.  Other significant sources of cash inflow were the issuance of notes payable in conjunction with our credit facility for $1,000,000 and proceeds from warrants exercises of $130,500 in 2004 and a common stock private placement with net proceeds in 2003 of $1,135,165 and the collection of a common stock subscription receivable, in the amount of $157,500 in 2003.  The most significant cash outflows during the six months ended June 30, 2004 and 2003 were capital expenditures of $1,550,090 in 2004 and 1,186,971 in 2003 and payment of offering costs for our equity offering of $204,701 in 2004 and payment of preferred stock dividends of $114,685 in 2003.

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

On April 14, 2004, the Company also entered into to a bridge financing arrangement for $2,000,000 from a bank. On May 7, 2004, the Company borrowed $2,000,000 under the terms of the bridge financing arrangement to fund the acquisition of the East Hobbs San Andres Property interests. The interest rate on the bridge financing arrangement is a floating rate equal to the 30, 60 or 90 day LIBOR plus 2.25%, currently 3.42% per annum, and is payable monthly. The bridge financing arrangement has been guaranteed by two of the Company’s officers.  As disclosed in Note 8, Subsequent Events, the Company has paid all principal and accrued interest previously outstanding under the bridge financing agreement.

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

Secondarily, Arena is presently committed to use the services of the existing gatherers in its present areas of production.  This gives to such gatherers certain short term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company would require substantial additional costs since an alternative gatherer would be required to lay new pipeline and/or obtain new rights-of-way in the lease.

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

Part II - Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Small Business Issuers Purchases of Equity Securities

During the three months ended June 30, 2004, warrants holders exercised 5,000 warrants that had an exercise price of $1.75 per share and 20,000 warrants that had an exercise of price of $5.00 per share, resulting in an issuance of 25,000 shares of common stock being issued, for total consideration of $108,750. The shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The persons to whom the shares were issued in exchange for the warrants had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution.  The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act.  There was no underwriter involved in these transactions.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibit 31.1

Section 302 Certification of CEO

Exhibit 31.2

Section 302 Certification of CFO

(b)

Exhibit 32.1

Section 1350 Certification of CEO

Exhibit 32.2

Section 1350 Certification of CFO

(c)

The Company filed a Form 8-K on May 18, 2004 reporting the acquisition of the East Hobbs property.  The Form 8-K included a pro forma balance sheet as of March 31, 2004 as if the East Hobbs property acquisition and related financing had occurred on March 31, 2004 and the pro forma statements of operations for the three months ended March 31, 2004 and December 31, 2003, as though the East Hobbs property acquisition and the related financing had occurred at the beginning of each of those periods.

On May 27, 2004 the Company filed Amendment No. 1 to the Form 8-K to defer inclusion of the results of operations attributable to this acquisition until the actual date of acquisition (May 7, 2004), rather than the “effective” date of acquisition (March 1, 2004).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT:  ARENA RESOURCES, INC.

Dated: August 13, 2004

By:  /s/ Lloyd Tim Rochford

Lloyd Tim Rochford

President, Chief Executive Officer

Dated: August 13, 2004

By:  /s Stanley McCabe

Stanley McCabe

Treasurer, Secretary

Dated: August 13, 2004

By:  /s/ William R. Broaddrick

William R. Broaddrick

Vice President, Chief Financial Officer