Form 10QSB/A
period 2004-06-30
ARENA RESOURCES INC
filed 2004-08-16
CIK 1123871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment #1

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

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

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

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 2 – EARNINGS PER SHARE INFORMATION

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Income before cumulative effect of change in accounting principle	$ 548,548	$ 192,552	$ 858,190	$ 394,415
Cumulative effect of change in accounting principle	-	-	-	(11,813)
Net Income	$ 548,548	$ 192,552	$ 858,190	$ 382,602
Basic Weighted-Average Common Shares Outstanding	7,183,855	6,477,230	7,173,795	6,402,833
Effect of dilutive securities			-
Warrants	627,099	187,154	539,477	146,015
Stock options	334,530	306,298	300,456	153,995
Diluted Weighted-Average Common Shares Outstanding	8,145,484	6,970,682	8,013,728	6,702,843
Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.08	$ 0.03	$ 0.12	$ 0.06
Net income	0.08	0.03	0.12	0.06
Diluted Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.07	$ 0.03	$ 0.11	$ 0.06
Net Income	0.07	0.03	0.11	0.06

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

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 5 – ASSET RETIREMENT OBLIGATION

The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2004 is as follows:

Balance, January 1, 2004	$ 607,200
Liabilities incurred	32,447
Accretion expense	25,065
Balance, March 31, 2004	$ 664,712

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended June 30, 2004

Oil and natural gas sales.  For the three months ended June 30, 2004, oil and natural gas sales revenue increased $950,795 to $1,792,414, compared to $841,619 for the same period during 2003. Of the $950,795 increase, $457,935 was attributable to the East Hobbs property. Oil sales increased $831,099 and natural gas sales increased $119,696.  The increase in oil sales was the result of a sales volume increase of 16,356 barrels for the three months ended June 30, 2004 compared to the same period in 2003, of which 10,593 barrels were attributable to the East Hobbs property, and a 30% increase in the average realized per barrel oil price from $27.71 for the three months ended June 30, 2003 to $36.02 for the three months ended June 30, 2004.  The increase in natural gas sales was the result of a sales volume increase of 23,584 thousand cubic feet (MCF) for the three months ended June 30, 2004 compared to the same period in 2003, of which 13,702 MCF was attributable to the East Hobbs property, and a 8% increase in the average realized natural gas price per MCF from $3.48 for the three months ended June 30, 2003 to $3.76 for the three months ended June 30, 2004.

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

Results of Operations – For the Six Months Ended June 30, 2004

Oil and natural gas sales.  For the six months ended June 30, 2004, oil and natural gas sales revenue increased $1,344,174 to $2,992,814, compared to $1,648,640 for the same period during 2003. Of the $1,344,174 increase, $457,935 was attributable to the East Hobbs property. Oil sales increased $1,199,218 and natural gas sales increased $144,956.  The increase in oil sales was the result of a sales volume increase of 26,549 barrels for the six months ended June 30, 2004 compared to the same period in 2003, of which 10,593 barrels were attributable to the East Hobbs property, and a 18% increase in the average realized per barrel oil price from $29.67 for the six months ended June 30, 2003 to $34.92 for the six months ended June 30, 2004.  The increase in natural gas sales was the result of a sales volume increase of 32,735 thousand cubic feet (MCF) for the six months ended June 30, 2004 compared to the same period in 2003, of which 13,702 MCF was attributable to the East Hobbs property, and a 6% increase in the average realized natural gas price per MCF from $3.98 for the six months ended June 30, 2003 to $4.22 for the six months ended June 30, 2004.

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