Form 10QSB
period 2004-09-30
ARENA RESOURCES INC
filed 2004-10-27
CIK 1123871

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 27, 2004, the Company had outstanding 8,911,397 shares of common stock ($0.001 par value).

Transitional Small Business Disclosure Format (check one):   Yes ____

No __X__

INDEX

Arena Resources, Inc.

For the Quarter Ended September 30, 2004

Part I.  Financial Information

Page

Item 1.  Financial Statements (Unaudited)

3

Condensed Balance Sheets as of September 30, 2004 and

  December 31, 2003 (Unaudited)

4

Condensed Statements of Operations for the Three and Nine Months

  Ended September 30, 2004 and 2003 (Unaudited)

5

Condensed Statements of Cash Flows for the Nine Months

  Ended September 30, 2004 and 2003 (Unaudited)

6

Notes to Condensed Financial Statements (Unaudited)

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and

  Results of Operations

13

Item 3.  Controls and Procedures

17

Part II.  Other Information

Item 1. Legal Proceedings

19

Item 2. Unregistered Sales of Equity and Use of Proceeds

19

Item 3. Defaults Upon Senior Securities

19

Item 4. Submission of Matters to a Vote of Security Holders

19

Item 5. Other Information

19

Item 6. Exhibits and Reports on Form 8-K

19

Signatures

20

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

ARENA RESOURCES, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2004	2003

ASSETS
Current Assets
Cash	$ 1,864,707	$ 1,076,676
Account receivable	849,672	388,910
Short-term investments	-	25,234
Prepaid expenses	33,136	28,935

Total Current Assets	2,747,515	1,519,755

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	19,946,473	8,463,400
Drilling advances	229,363	351,000
Equipment	26,687	48,480
Office equipment	37,013	18,978
Total Property and Equipment	20,239,536	8,881,858
Less: Accumulated depreciation and amortization	(1,106,559)	(559,229)

Net Property and Equipment	19,132,977	8,322,629

Deferred Offering Costs	-	130,872

Total Assets	$ 21,880,492	$ 9,973,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 651,214	$ 229,522
Accrued liabilities	107,606	18,440
Put option	-	2,905

Total Current Liabilities	758,820	250,867

Long-Term Liabilities
Notes payable to related parties	400,000	400,000
Asset retirement liability	677,720	607,200
Deferred income taxes	1,599,280	656,759

Total Long-Term Liabilities	2,677,000	1,663,959

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
8,911,397 shares and 7,162,097 shares outstanding, respectively	8,911	7,162
Additional paid-in capital	13,931,604	6,994,925
Options and warrants outstanding	2,572,739	813,164
Retained earnings	1,931,418	243,179

Total Stockholders' Equity	18,444,672	8,058,430

Total Liabilities and Stockholders' Equity	$ 21,880,492	$ 9,973,256

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Oil and Gas Revenues	$ 2,516,970	$ 948,947	$ 5,509,784	$ 2,597,587

Costs and Operating Expenses
Oil and gas production costs	564,933	288,915	1,284,753	812,533
Oil and gas production taxes	192,535	70,583	404,268	181,907
Depreciation, depletion and amortization	237,212	76,303	553,038	197,009
General and administrative expense	131,619	138,814	473,391	402,896

Total Costs and Operating Expenses	1,126,299	574,615	2,715,450	1,594,345

Other Income (Expense)
Gain from change in fair value of put options	-	3,776	2,905	40,166
Accretion expense	(13,007)	(9,374)	(38,072)	(21,998)
Interest expense	(60,296)	(9,637)	(128,407)	(29,473)

Net Other Income (Expense)	(73,303)	(15,235)	(163,574)	(11,305)

Income Before Provision for Income Taxes and Cumulative
Effect of Change in Accounting Principle	1,317,368	359,097	2,630,760	991,937

Provision for Deferred Income Taxes	(487,319)	(134,443)	(942,521)	(369,512)

Income Before Cumulative Effect of Change
in Accounting Principle	830,049	224,654	1,688,239	622,425

Cumulative Effect of Change in Accounting Principle	-	-	-	(11,813)

Net Income	$ 830,049	$ 224,654	$ 1,688,239	$ 610,612

Basic Income Per Common Share
Before cumulative effect of change in accounting principle	$ 0.10	$ 0.03	$ 0.23	$ 0.09
Net Income	0.10	0.03	0.23	0.09
Diluted Income Per Common Share
Before cumulative effect of change in accounting principle	$ 0.09	$ 0.03	$ 0.20	$ 0.09
Net Income	0.09	0.03	0.20	0.09

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Nine Months Ended September 30,	2004	2003
Cash Flows From Operating Activities
Net income	$ 1,688,239	$ 610,612
Adjustments to reconcile net income to net cash
provided by operating activities:
Shares issued for services	-	75,040
Depreciation, depletion and amortization	553,038	197,009
Gain from change in fair value of put option	(2,905)	(40,166)
Cumulative effect of change in accounting principle	-	11,813
Loss on sale of equipment	5,585	-
Accretion of discounted liabilities	38,073	21,998
Changes in assets and liabilities, net of effects from purchase of East Hobbs:
Accounts receivable	(295,218)	(41,927)
Prepaid expenses	(4,201)	(50,591)
Accounts payable and accrued liabilities	488,985	24,724
Deferred income taxes	942,521	369,512

Net Cash Provided by Operating Activities	3,414,117	1,178,024

Cash Flows from Investing Activities
Proceeds from sale of equipment	10,500	-
Cash payments on purchase of East Hobbs	(1,028,000)	-
Purchase and development of oil and gas properties	(1,231,668)	(1,404,917)
Purchase of property, plant and equipment	-	(26,686)
Maturity of long-term investment	25,234	-
Purchase of office equipment	(18,035)	(4,306)

Net Cash Used in Investing Activities	(2,241,969)	(1,435,909)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	8,434,823	1,605,636
Proceeds from exercise of warrants	189,500	19,950
Proceeds from issuance of note payable	1,000,000	-
Payment of notes payable	(10,008,440)	-
Collection of common stock subscription receivable	-	157,500
Payment of accrued dividends to preferred stockholders	-	(114,685)

Net Cash Provided by (Used in) Financing Activities	(384,117)	1,668,401

Net Increase in Cash	788,031	1,410,516

Cash at Beginning of Period	1,076,676	796,915

Cash at End of Period	$ 1,864,707	$ 2,207,431

Supplemental Cash Flow Information
Cash paid for interest	$ 131,421	$ 19,836

Non-Cash Investing and Financing Activities
Common stock issued for properties	$ -	$ 139,000
Asset retirement obligation incurred in property acquisition	-	227,308
East Hobbs property was acquired as follows:
Fair value of assets acquired	$ 10,295,312	$ -
Liabilities assumed	(54,319)	-
Notes payable incurred	(9,008,440)	-

See the accompanying notes to unaudited condensed financial statements.

Common stock issued	(204,553)	-
Cash paid	$ 1,028,000	$ -

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-KSB as of December 31, 2003.  The financial position and results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Amortization expense for the nine months ended September 30, 2004 was $553,038 based on depletion at the rate of $3.64 per barrel of oil equivalent compared to $197,009 based on depletion at the rate of $2.17 per barrel of oil equivalent for the nine months ended September 30, 2003. These amounts include $8,628 and $7,358 of depreciation on equipment during the nine months ended September 30, 2004 and 2003, respectively.

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

SEPTEMBER 30, 2004

Income Per Common Share – Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted income per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

Concentration of Credit Risk and Major Customer – The Company currently has cash in excess of federally insured limits at September 30, 2004.  During the nine months ended September 30, 2004, sales to four customers represented 40%, 35%, 11% and 7% of total sales, respectively.  At September 30, 2004, these four customers made up 47%, 25%, 8% and 11% of accounts receivable, respectively.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$ 830,049	$ 224,654	$ 1,688,239	$ 610,612
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(71,435)	(131,564)	(273,632)	(263,128)

Pro Forma Net Income	$ 758,614	$ 93,090	$ 1,414,607	$ 347,484
Income per Common Share
Basic, as reported	$ 0.11	$ 0.09	$ 0.11	$ 0.09
Basic, pro forma	0.10	0.05	0.10	0.05
Diluted, as reported	0.10	0.09	0.10	0.09
Diluted, pro forma	0.09	0.05	0.09	0.05

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 2 – EARNINGS PER SHARE INFORMATION

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Income before cumulative effect of change in accounting principle	$ 830,049	$ 224,654	$ 1,688,239	$ 622,425
Cumulative effect of change in accounting principle	-	-	-	(11,813)
Net Income	$ 830,049	$ 224,654	$ 1,688,239	$ 610,612
Basic Weighted-Average Common Shares Outstanding	8,164,434	7,071,940	7,500,852	6,628,319
Effect of dilutive securities
Warrants	447,204	313,724	510,327	192,481
Stock options	268,646	707,503	290,659	223,022
Diluted Weighted-Average Common Shares Outstanding	8,880,284	8,093,167	8,301,838	7,043,822
Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.10	$ 0.03	$ 0.23	$ 0.09
Net income	0.10	0.03	0.23	0.09
Diluted Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.09	$ 0.03	$ 0.20	$ 0.09
Net Income	0.09	0.03	0.20	0.09

NOTE 3 – ACQUISITION OF OIL AND GAS PROPERTIES

On May 7, 2004, the Company acquired an 82.24% working interest, 67.60% net revenue interest, in the East Hobbs San Andres Property mineral lease (“East Hobbs”) located in Lea County, New Mexico.  Although the Purchase and Sales Agreement transferred the revenue and the related operating costs from East Hobbs to Arena beginning March 1, 2004, Arena did not control the property interests until May 7, 2004.  As a result, the acquisition date for accounting purposes was May 7, 2004 and the operations of East Hobbs’ operations have been included in the results of operations of Arena from May 7, 2004. Revenues and operating costs for the months of March and April were treated as adjustments to the purchase price.

East Hobbs is comprised of 20 operating oil and gas wells that were unitized into one lease prior to the acquisition. The Company purchased East Hobbs for its current production and cash flow, as well as for the drilling and secondary recovery opportunities from the property.  The purchase price was $10,036,440 and consisted of $10,008,440 of cash, including $9,008,440 paid directly from borrowings under a credit facility and a bridge financing from a bank, and $28,000 of acquisition costs.  The acquisition was funded through the use of a credit facility and bridge financing described more fully in Note 4.  The Company also issued 40,000 shares of common stock valued, at $204,553, or $5.11 per share, as a finder’s fee on the East Hobbs San Andres Property acquisition.  The purchase price was allocated to the assets acquired and the liabilities assumed as follows:

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

Accounts receivable	$ 165,544
Oil and gas properties subject to amortization	10,129,768
Total Assets Acquired	10,295,312
Accounts payable	(21,872)
Asset retirement obligation	(32,447)
Total Liabilities Assumed	(54,319)
Net Assets Acquired	$ 10,240,993

The following pro forma information is presented to reflect the operations of the Company as if the acquisition of East Hobbs had been completed on January 1, 2004 and 2003, respectively:

For the Nine Months Ended September 30,	2004	2003

Oil and Gas Revenues	$ 6,122,790	$ 4,351,246
Income from Operations Before Cumulative Effect of Change
in Accounting Principle	1,730,678	1,137,497
Net Income	1,730,678	1,125,684
Basic Income Per Share
Income before cumulative effect of change in accounting principle	$ 0.23	$ 0.17
Net income	$ 0.23	$ 0.17
Diluted Income Per Share
Income before cumulative effect of change in accounting principle	$ 0.21	$ 0.16
Net income	$ 0.21	$ 0.16

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

On April 14, 2004, the Company established a new $15,000,000 credit facility from a bank with an $8,500,000 initial borrowing base.  Any increases in the borrowing base are subject to written consent by the financial institution.  The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 3.42% per annum, and is payable monthly.  Annual fees for the facility are 1/8 of one percent of the unused portion of the borrowing base.  Amounts borrowed under the revolving credit facility are due in April 2007.  The revolving credit facility is secured by the Company’s principal mineral

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

interests.  In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $6,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1, not including the $2,000,000 bridge financing arrangement discussed below. On May 7, 2004, the Company drew $8,008,440 under this revolving credit facility to fund the acquisition of the East Hobbs San Andres Property interests. An additional $299,029 is reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.  During August 2004, utilizing cash flow from operations and proceeds from the recent secondary offering of common stock and warrants, the Company paid $8,008,440 of principal and related accrued interest due on the credit facility.  At September 30, 2004, there were no amounts outstanding on this line of credit. The revolving credit facility remains available for use in the future, including potential acquisitions or to fund development of existing properties.

On April 14, 2004, the Company also entered into to a bridge financing arrangement for $2,000,000 from a bank. On April 21, 2004, the Company borrowed $1,000,000 under the terms of the bridge financing agreement to fund a cash deposit made on the East Hobbs San Andres Property interests.  On May 7, 2004, the Company borrowed an additional $1,000,000 under the terms of the bridge financing arrangement to fund the acquisition of the East Hobbs San Andres Property interests. The interest rate on the bridge financing arrangement is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 3.42% per annum, and is payable monthly.  This arrangement was established for a one-time purpose to satisfy the funding requirements of the East Hobbs San Andres Property acquisition.  The original agreement expired June 30, 2004 and was subsequently extended to July 31, 2004.  The bridge financing arrangement was guaranteed by two of the Company’s officers.  During August 2004, utilizing cash flow from operations and proceeds from the recent public offering of common stock and warrants, the Company paid $2,000,000 of principal and related accrued interest due under the bridge financing agreement.  At September 30, 2004, there were no amounts outstanding on this bridge financing agreement.  No new agreements have been established to continue the bridge financing arrangement.

On October 15, 2004, two officers of the Company and the Board of Directors agreed to an extension of the $400,000 notes payable to the two officers to January 1, 2006, under the same terms as the original notes.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are acquired or the wells are drilled.  The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the nine months ended September 30, 2004 is as follows:

Balance, January 1, 2004	$ 607,200
Liabililities incurred	32,447
Accretion expense	38,073
Balance, September 30, 2004	$ 677,720

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

NOTE 6 - STOCKHOLDERS’ EQUITY

Warrants exercised – During the three months ended September 30, 2004, the Company issued 11,800 shares of common stock as a result of a warrant holder exercising warrants with an exercise price of $5.00 per share.  The Company received $59,000 from the exercise.

Shares issued in property acquisition – During the three months ended September 30, 2004, the Company issued 40,000 shares of restricted common stock, valued at $204,553, or $5.11 per share, as a finders fee on the East Hobbs San Andres Property acquisition as disclosed in Note 3.

Public offering – From August 13 through August 18, 2004, the Company completed a public offering of its common stock and warrants as a unit at $6.10 per unit before underwriters’ discount and offering costs.  The Company issued 1,667,500 shares of common stock and 1,667,500 warrants to purchase common stock at $7.32 per share through August 9, 2008.  In addition, the Company issued options to the underwriters to purchase 145,000 shares and 145,000 shares of common stock at $9.00 per share and $8.97 per share, respectively, through August 9, 2008.  The proceeds from the public offering were $8,303,951, net of offering costs of $1,054,204.

The net proceeds from the offering were allocated to the securities issued based on their relative fair values with $6,522,160, or $3.91 per share, allocated to the common stock, $1,570,539 was allocated to the warrants and $211,252 was allocated to the underwriters’ options.  The fair value of the warrants was $1.47 per share and was calculated using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 33%; risk-free interest rate of 3.16% and expected lives of 4.0 years.

The majority of the proceeds of the offering were used to pay the balance due on the Company’s lines of credit (which lines were utilized to acquire the Company’s interest in the East Hobbs property).

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

NOTE 8 - SUBSEQUENT EVENTS

On October 15, 2004, two officers of the Company and the Board of Directors agreed to an extension of the $400,000 notes payable to the two officers to January 1, 2006, under the same terms as the original notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended September 30, 2004

Oil and natural gas sales.  For the three months ended September 30, 2004, oil and natural gas sales revenue increased $1,568,023 to $2,516,970, compared to $948,947 for the same period during 2003.  Of the $1,568,023 increase, $988,187 was attributable to the East Hobbs property.  Oil sales increased $1,371,311 and natural gas sales increased $196,712.  The increases were the result of increased sales volumes and average realized sales prices.  For the three months ended September 30, 2004, oil sales volume increased 23,622 barrels to 54,769 barrels, compared to 31,147 barrels for the same period in 2003.  Of the 23,622 barrel increase, 20,961 barrels were attributable to the East Hobbs property.  The average realized per barrel oil price increased 44% from $28.47 for the three months ended September 30, 2003 to $41.13 for the three months ended September 30, 2004.  For the three months ended September 30, 2004, gas sales volume increased 32,510 thousand cubic feet (MCF) to 52,698 MCF, compared to 20,188 MCF for the same period in 2003.  Of the 32,510 MCF increase, 23,362 MCF was attributable to the East Hobbs property.  The average realized natural gas price per MCF increased 46% from $3.45 for the three months ended September 30, 2003 to $5.05 for the three months ended September 30, 2004.

Lease operating expenses.  Our lease operating expenses increased from $288,915 or $8.37 per barrel of oil equivalent (BOE) for the three months ended September 30, 2003 to $564,933 or $8.90 per BOE for the three months ended September 30, 2004.  The increase in total was due to properties acquired in 2003 and 2004.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 7% during the three months ended September 30, 2003 and increased to 8% for the three months ended September 30, 2004.  The increase is due to an increased percentage of our revenue coming from the State of New Mexico, where production taxes are higher than the other states in which we operate.  Production taxes vary from state to state.  Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $160,909 to $237,212 for the three months ended September 30, 2004, compared to the same period in 2003. The increase was a result of an increase in volume and in the average depreciation, depletion and amortization rate from $2.21 per BOE during the three months ended September 30, 2003 to $3.74 per BOE during the three months ended September 30, 2004. The increased depreciation, depletion and amortization rate was the result of a revision to our reserves and increased capitalized costs and development costs from the property acquired in 2004.

General and administrative expenses.  General and administrative expenses decreased by $7,195 to $131,619 for the three months ended September 30, 2004, compared to the same period in 2003. This decrease was primarily related to the term of a prepaid contract expiring, partially offset by increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest expense (net of interest income).  Interest expense increased $50,659 to $60,296 for the three months ended September 30, 2004 when compared to the same period in 2003. The increase was due to an increase in outstanding debt with the use of our credit facility in our latest acquisition.

Income tax expense.  Our effective tax rate was 37% during the three months ended September 30, 2003 and remained steady at 37% for the three months ended September 30, 2004.

Net income.  Net income increased from $224,654 for the three months ended September 30, 2003 to $830,049 for 2004. The primary reasons for this increase include higher crude oil prices between periods and an increase in volumes sold, partially offset by higher lease operating expense and income tax expense due to our growth.

Results of Operations – For the Nine Months Ended September 30, 2004

Oil and natural gas sales.  For the nine months ended September 30, 2004, oil and natural gas sales revenue increased $2,912,197 to $5,509,784, compared to $2,597,587 for the same period during 2003.  Of the $2,912,197 increase, $1,446,122 was attributable to the East Hobbs property.  Oil sales increased $2,570,723 and natural gas sales increased $341,474.  The increases were the result of increased sales volumes and higher average realized sales prices.  For the nine months ended September 30, 2004, oil sales volume increased 50,132 barrels to 133,177 barrels, compared to 83,045 barrels for the same period in 2003.  Of the 50,132 barrel increase, 31,553 barrels were attributable to the East Hobbs property.   The average realized per barrel oil price increased 28% from $29.29 for the nine months ended September 30, 2003 to $37.47 for the nine months ended September 30, 2004.  For the nine months ended September 30, 2004, gas sales volume increased 65,064 thousand cubic feet (MCF) to 112,724 MCF, compared to 47,660 MCF for the same period in 2003.  Of the 65,064 MCF increase, 37,063 MCF was attributable to the East Hobbs property.  The average realized gas price per MCF increased 23% from $3.75 for the nine months ended September 30, 2003 to $4.62 for the nine months ended September 30, 2004.

Lease operating expenses.  Our lease operating expenses increased from $812,533 or $8.93 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2003 to $1,284,753 or $8.45 per BOE for the nine months ended September 30, 2004.  The increase in total was due to properties acquired in 2003 and 2004, while the decrease per BOE was primarily a result of lower average operating costs on the East Hobbs property acquired in 2004.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 7% during the nine months ended September 30, 2003 and remained steady at 7% for the three months ended September 30, 2004.  Production taxes vary from state to state.  Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $356,029 to $553,038 for the nine months ended September 30, 2004, compared to the same period in 2003. The increase was a result of an increase in volume and in the average depreciation, depletion and amortization rate from $2.17 per BOE during the nine months ended September 30, 2003 to $3.64 per BOE during the nine months ended September 30, 2004. The increased depreciation, depletion and amortization rate was the result of a revision to our reserves and increased capitalized costs and development costs from the property acquired in 2004.

General and administrative expenses.  General and administrative expenses increased by $70,495 to $473,391 for the nine months ended September 30, 2004, compared to the same period in 2003. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth, payment for Lee Keeling and Associates for preparation of our year ended December 31, 2003 and acquisition of a new accounting software system.

Interest expense (net of interest income).  Interest expense increased $98,934 to $128,407 for the nine months ended September 30, 2004 when compared to the same period in 2003. The increase was due to an increase in outstanding debt with the use of our credit facility in our latest acquisition.

Income tax expense.  Our effective tax rate was 37% during the nine months ended September 30, 2003 and remained steady at 37% for the nine months ended September 30, 2004.

Net income.  Net income increased from $610,612 for the nine months ended September 30, 2003 to $1,688,239 for 2004. The primary reasons for this increase include higher crude oil prices between periods and an increase in volumes sold, partially offset by higher lease operating expense, income tax expense and general and administrative expenses due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

Net Production Volume

Net Revenue

Texas Leases

     25,020 BBLS

           $    924,900

Oklahoma Leases

     49,553 BBLS

           $ 1,877,773

New Mexico Leases

     64,870 BBLS

           $  2,186,864

GAS

Net Production Volume

          Net Revenue

Texas Leases

      11,192 MCF                              $      36,399

Oklahoma Leases                              36,663 MCF

           $    123,339

New Mexico Leases                          64,870 MCF

           $    360,509

Significant Subsequent Events occurring after September 30, 2004:

On October 15, 2004, two officers of the Company and the Board of Directors agreed to an extension of the $400,000 notes payable to the two officers to January 1, 2006, under the same terms as the original notes.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2004, the Company had cash on hand of $1,864,707, compared to $1,076,676 as of December 31, 2003.  The Company had positive net cash flows from operations for the nine months ended September 30, 2004 of $3,414,117, compared to $1,178,024 for the same period 2003.  Other significant sources of cash inflow were the secondary offering with net proceeds in 2004 of $8,434,823, issuance of notes payable in conjunction with our credit facility for $1,000,000 and proceeds from warrant exercises of $189,500 in 2004 and a common stock private placement with net proceeds in 2003 of $1,605,636 and the collection of a common stock subscription receivable, in the amount of $157,500 in 2003.  The most significant cash outflows during the nine months ended September 30, 2004 and 2003 were capital expenditures of $2,115,997 in 2004 and $1,404,917 in 2003, repayment of debt on the Company’s credit facility of $10,008,440 in 2004 and payment of preferred stock dividends of $114,685 in 2003.

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

On April 14, 2004, the Company established a new $15,000,000 credit facility from a bank with an $8,500,000 initial borrowing base.  Any increases in the borrowing base are subject to written consent by the financial institution.  The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 3.42% per annum, and is payable monthly.  Annual fees for the facility are 1/8 of one percent of the unused portion of the borrowing base.  Amounts borrowed under the revolving credit facility are due in April 2007.  The revolving credit facility is secured by the Company’s principal mineral interests.  In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $6,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1, not including the $2,000,000 bridge financing arrangement discussed below. On May 7, 2004, the Company drew $8,008,440 under this revolving credit facility to fund the acquisition of the East Hobbs San Andres Property interests. An additional $299,029 is reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.  During August 2004, utilizing cash flow from operations and proceeds from the recent secondary offering of common stock and warrants, the Company paid $8,008,440 of principal and related accrued interest due on the credit facility.  At September 30, 2004, there were no amounts outstanding on this line of credit.

On April 14, 2004, the Company also entered into to a bridge financing arrangement for $2,000,000 from a bank. On May 7, 2004, the Company borrowed $2,000,000 under the terms of the bridge financing arrangement to fund the acquisition of the East Hobbs San Andres Property interests. The interest rate on the bridge financing arrangement is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 3.42% per annum, and is payable monthly. This arrangement was established for a one-time purpose to satisfy the funding requirements of the East Hobbs San Andres Property acquisition.  The original agreement expired June 30, 2004 and was subsequently extended to July 31, 2004.  The bridge financing arrangement has been guaranteed by two of the Company’s officers.  During August 2004, utilizing cash flow from operations and proceeds from the recent secondary offering of common stock and warrants, the Company paid $2,000,000 of principal and related accrued interest due under the bridge financing agreement.  At September 30, 2004, there were no amounts outstanding on this bridge financing agreement.

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

Part II - Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2004, the Company issued 11,800 shares of common stock from the exercise of warrants with an exercise price of $5.00 per share.  The Company received $59,000 from the exercise.  The shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The persons to whom the shares were issued in exchange for the warrants had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution.  The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act.  There was no underwriter involved in these transactions.

During the three months ended September 30, 2004, the Company issued 40,000 shares of common stock as a finders fee on the East Hobbs San Andres property acquired during the second quarter 2004.  The shares were valued at $204,553, or $5.11 per share.  The shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The persons to whom the shares were issued in exchange for the warrants had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution.  The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act.  There was no underwriter involved in these transactions.

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

Dated: October 26, 2004

By:  /s/ Lloyd Tim Rochford

Lloyd Tim Rochford

President, Chief Executive Officer

Dated: October 26, 2004

By:  /s Stanley McCabe

Stanley McCabe

Treasurer, Secretary

Dated: October 26, 2004

By:  /s/ William R. Broaddrick

William R. Broaddrick

Vice President, Chief Financial Officer