Form 10KSB
period 2004-12-31
ARENA RESOURCES INC
filed 2005-03-17
CIK 1123871

United States Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
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

State issuer’s revenues for its most recent fiscal year.  $8,453,739

As of March 10, 2005, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price of $12.61 per share, was approximately $97,905,351. As of March 10, 2005, the issuer had outstanding 10,194,304 shares of common stock ($0.001 par value).

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

TABLE OF CONTENTS

PART I
		Page

Item 1	Description of Business	3

Item 2	Description of Property	7

Item 3	Legal Proceedings	18

Item 4	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5	Market for Registrant’s Common Equity; Related Stockholder Matters and Small
	Business Issuer Purchases of Equity Securities	19

Item 6	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	21

Item 7	Financial Statements	29

Item 8	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure	29

Item 8A	Controls and Procedures	29

Item 8B	Other Information	29

PART III

Item 9	Directors and Executive Officers	30

Item 10	Executive Compensation	33

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	35

Item 12	Certain Relationships and Related Transactions	36

Item 13	Exhibits	37

Item 14	Principal Accountant Fees and Services	38

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

We are engaged in oil and natural gas acquisition, exploration, development and production, with activities currently in Oklahoma, Texas, New Mexico and Kansas.  Our focus will be on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Business Development

Since our inception in August 2000, we have built our asset base and achieved growth primarily through property acquisitions.  From our inception through December 31, 2004, we have increased our proved reserves to approximately 21.2 million Boe (barrel of oil equivalent), through the acquisition of interests in 12 leases, which have net revenue interests ranging from 24.5% to 81.32%.  As of December 31, 2004, our estimated proved reserves had a pre-tax PV10 (present value of future net revenues before income taxes discounted at 10%) of approximately $302 million. We spent approximately $29.4 million on acquisitions and capital projects during 2003 and 2004.

We have a portfolio of oil and natural gas reserves, with approximately 92% of our proved reserves consisting of oil and approximately 8% consisting of natural gas. Approximately 24.1% of our proved reserves are classified as proved developed producing, or “PDP.” Approximately 1.7% of our proved reserves are classified as proved developed non-producing, or “PDNP,” and approximately 74.2% are classified as proved undeveloped, or “PUD.”

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

Major Customers

We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For fiscal year 2004, two customers were responsible for generating 74% or more of our total oil and natural gas sales.  These two customers were Plains Marketing, L.P., accounting for approximately 31% of total sales and Navajo Refining Company, accounting for approximately 43% of total sales.  However, we believe that the loss of either of these customers would not materially impact our business, because we could readily find other purchasers for our oil and gas as produced.

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

Current Employees

As of December 31, 2004, we had ten full-time employees, including one petroleum engineer. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

We retain certain engineers, geologists, landmen, pumpers and other personnel on a contract or fee basis as necessary for our operations.

Item 2:

Description of Property

General Background

Since our inception in late August 2000, we have begun to build a solid asset base and achieved steady growth, primarily through property acquisitions, but with some exploitation activities. From our inception through December 31, 2004, our proved reserves have grown to 21,217,254 Boe, at an average acquisition/drilling cost of $1.56 per Boe.  As of December 31, 2004, our estimated proved reserves had a pre-tax PV10 value of approximately $302 million, approximately 44% of which came from properties located in New Mexico, approximately 42% from our properties in Texas, approximately 12% from our properties in Oklahoma and approximately 2% from our properties in Kansas. We spent approximately $28.3 million on capital projects during 2003 and 2004.  We expect to further develop these properties through additional drilling.  Our capital budget for 2005 is approximately $15 million for development of existing properties.  Although our focus will be on development of our existing properties, we also intend to continue seeking acquisition opportunities which compliment our current portfolio. We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while potential drawings on our credit facility and proceeds from future equity transactions would also be available for development projects or future acquisitions.  We believe that our acquisition expertise, together with our operating experience and efficient cost structure, provides us with the potential to continue our growth.

We have a portfolio of oil and natural gas reserves, with approximately 92% of our proved reserves consisting of oil and approximately 8% consisting of natural gas. Approximately 24.1% of our proved reserves are classified as proved developed producing properties. Approximately 1.7% of our proved reserves are classified as proved developed nonproducing, and approximately 74.2% are classified as proved undeveloped.

The following table summarizes our total net proved reserves and pre-tax PV10 value as of December 31, 2004.

	Oil	Natural Gas	Total
Geographic Area	(Bbl)	(Mcf)	(Boe)	Pre-Tax PV10 Value
New Mexico	8,659,448	4,165,346	9,353,672	$ 132,918,983
Texas	7,777,328	2,204,548	8,144,753	127,273,059
Oklahoma	3,113,888	168,756	3,142,014	36,583,892
Kansas	-	3,460,891	576,815	5,680,048

Total	19,550,664	9,999,541	21,217,254	$ 302,455,982

Proved Reserves

Our 21,217,254 Boe of proved reserves, which consist of approximately 92% oil and 8% natural gas, are summarized below as of December 31, 2004, on a net pre-tax PV10 value basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

As of December 31, 2004, New Mexico proved reserves had a net pre-tax PV10 value of $132,9 million, our proved reserves in Texas had a net pre-tax PV10 value of $127.2 million, our proved reserves in Oklahoma had a net pre-tax PV10 value of $36.6 million and and our proved reserves in Kansas had a net pre-tax PV10 value of $5.7 million.

As of December 31, 2004, approximately 24.1% of the 21.2 million Boe of proved reserves have been classified as proved developed producing, or “PDP”.  Proved developed non-producing, or “PDNP”, and proved undeveloped, or “PUD”, reserves constitute 1.7% and 74.2%, respectively, of the proved reserves as of December 31, 2004.

Total proved reserves had a net pre-tax PV10 value as of December 31, 2004 of approximately $302 million, 18.6% or $56.1 million of which is associated with the PDP reserves. An additional $4.7 million is associated with the PDNP reserves ($60.8 million for total proved developed reserves, or 20.1% of total proved reserves’ pre-tax PV10 value) and $241.6 million is associated with PUD reserves.

Our proved reserves as of December 31, 2004 are summarized in the table below.

	Oil	Gas	Total	% of Total	Pre-tax	Future Capital
	(Bbl)	(Mcf)	(Boe)	Proved	PV10	Expenditures
					(In thousands)	(in thousands)

New Mexico:
PDP	2,273,402	2,070,556	2,618,495	12%	$ 31,268	$ -
PDNP	326,902	250,734	368,691	2%	4,696	-
PUD	6,059,144	1,844,056	6,366,487	30%	96,955	11,541

Total Proved:	8,659,448	4,165,346	9,353,672	44%	$ 132,919	$ 11,541

Texas:
PDP	1,661,082	584,328	1,758,470	8%	$ 17,293	$ -
PDNP	-	-	-	0%	-	-
PUD	6,116,246	1,620,220	6,386,283	30%	109,980	44,684

Total Proved:	7,777,328	2,204,548	8,144,753	38%	$ 127,273	$ 44,684

Oklahoma:
PDP	459,907	168,756	488,033	3%	$ 4,731	$ -
PDNP	-	-	-	0%	-	-
PUD	2,653,981	-	2,653,981	12%	31,853	5,375

Total Proved:	3,113,888	168,756	3,142,014	15%	$ 36,584	$ 5,375

Kansas:
PDP	-	1,540,891	256,815	1%	2,818	$ -
PDNP	-	-	-	0%	-	-
PUD	-	1,920,000	320,000	2%	2,862	375

Total Proved:	-	3,460,891	576,815	3%	$ 5,680	$ 375

Total:
PDP	4,394,391	4,364,531	5,121,813	24%	$ 56,110	$ -
PDNP	326,902	250,734	368,691	2%	4,696	-
PUD	14,829,371	5,384,276	15,726,750	74%	241,650	61,975

Total Proved:	19,550,664	9,999,541	21,217,254	100%	$ 302,456	$ 61,975

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs (1)

2005	3,108,084	2,159,540	3,468,007	$ 12,406,208
2006	6,041,222	1,832,581	6,346,652	22,620,434
2007	4,517,791	1,056,016	4,693,794	16,532,000

	13,667,097	5,048,137	14,508,453	$ 51,558,642

(1)  The amount shown for 2005 differs from the Capital Expenditures budgeted as described elsewhere in this document.  The difference is the result of Arena owning less than 100% of the working interest in all of the properties which are being developed.  The amount shown here and in our reserve analysis constitutes the portion attributable to our working interest.  However, if our working interest partners elected not to participate in the development planned, we would be responsible for the full $15 million.

Production

Our estimated average daily production for the month of December, 2004, is summarized below. These tables indicate the percentage of our estimated December 2004 average daily production of 999 Boe/d attributable to each state and to oil versus natural gas production.

Average Daily Production (December 2004): 999 BoeWe identified no specific instances of noncompliance with District policy or any other internal control errors. The financial secretary should be highly commended for this achievement. We encourage the school to maintain its high standard of record keeping.

State	Average Daily Production	Oil	Natural Gas

New Mexico	48.99%	43.15%	5.84%

Texas	24.40%	22.99%	1.41%

Oklahoma	22.21%	20.15%	2.06%

Kansas	4.40%	0.00%	4.40%

Total	100%	86%	14%

Summary of Oil and Natural Gas Properties and Projects

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

The North Benson Queen Unit Waterflood will require additional volumes of water to support the waterflood expansion.  A sufficient and economical source of water has been identified.  A water line of approximately four miles in length will be constructed across Bureau of Land Management lands to transport the water to the North Benson Queen Unit.  Permit applications must be submitted to the Bureau of Land Management and are usually granted within ninety days of application submittal.  The construction of the water line should require approximately thirty days at a cost of $250,000.  The permit application will be submitted in the second quarter 2005 with construction slated for the summer of 2005.  The development of the North Benson Queen Unit waterflood is scheduled for 2006 at estimated costs of $5,732,000.

East Hobbs Unit – Lea County, New Mexico.    In May 2004 we acquired a 82.24% working interest and a 67.6% net revenue interest in this lease primarily from EnerQuest Oil and Gas, Ltd., an unaffiliated company, for a cash payment of $10,008,440.  Although the Purchase and Sales Agreement transferred the revenue and the related operating costs from East Hobbs to us beginning March 1, 2004, Arena did not control the property interests until May 7, 2004.  As a result, the acquisition date for accounting purposes was May 7, 2004 and the operations of East Hobbs’ operations were included in our results of operations from May 7, 2004.  Revenues and operating costs for the months of March and April were estimated and treated as adjustments to the purchase price.  This lease covers approximately 920 acres.  At the date of acquisition, there were 20 operating oil and gas wells.  We drilled an additional six wells, all of which were successfully completed, and washed down one other well during 2004.  We believe this property can support up to six additional wells, which are included in our estimate of PUD.  This lease is held by production.

Significant Texas Operations

Y6 Lease – Fisher County, Texas.    We acquired a 100% working interest and an 80% net revenue interest in this lease in June 2001.  This lease was acquired from Durango Operating Company, Inc. an unaffiliated company, for a cash payment of $750,000.  There are currently 12 producing wells on this lease.  A portion of this property has been waterflooded, and when we begin our future development operations on this property, we plan to waterflood the remaining acreage. A waterflood operation is a method of secondary recovery in which water is injected into the reservoir formation to displace residual oil.  The water from injection wells physically sweeps the displaced oil to adjacent production wells.  This potential waterflood project (and the estimated $1 million cost thereof) is included as PUD in our reserve report.  This lease consists of approximately 1,697 acres and is held by production.

Dodson Lease – Montague County, Texas.    We purchased a 100% working interest and an 81.25% net revenue interest in this lease in June 2002.  This lease was acquired from Nocona minerals Partnership, an unaffiliated company, for a cash payment of $200,000.  There are currently three producing wells and nine other wells on this approximately 570 acre lease, all of which is held by production.

West San Andres Unit – Yoakum County, Texas.    In October 2003 we acquired a 100% working interest and a 79.60% net revenue interest in this lease from Permian Resources, Inc. an unaffiliated company, for a cash payment of $500,000. The lease covers approximately 1,200 acres, and currently has 10 producing wells.  We believe it can support up to four additional wells, which are included in our estimate of PUD.  This lease is held by production.  In 2004 we contracted for the drilling of one well on this property, which was not commenced until January 2005.

Fuhrman-Mascho leases  – Andrews County, Texas.    In December 2004 we acquired a 100% working interest and a 75% net revenue interest in these leases from four entities; Paul D. Friemel & Assoc, Inc., Compostella Oil Company, Redco Oil & Gas Inc. and Terry N. Stevens, Inc., all unaffiliated companies.  The purchase price, including acquisition costs, was $10,966,495 and consisted of $9,667,381 of cash paid to the sellers, $44,421 in cash acquisition costs, 180,013 shares of the Company’s common stock, valued at $1,260,091, or $7.00 per share, and the issuance of put and call options with a net value of $24,602.  These leases cover approximately 11,300 acres.  We believe it can support up to 130 additional wells, which are included in our estimate of PUD.  These leases are held by production.

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

The remaining working interest in the Casey lease is owned by an unaffiliated party.  This lease consists of approximately 160 acres.  In December 2003 we temporarily shut-in this gas well.  Subsequent to December 31, 2004, we sold the Casey lease to an unrelated party.

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

Significant Kansas Operations

Koehn/Rexford Unit – Haskell & Gray County, Kansas. This lease consists of approximately 640 acres.  After entering into a farmout agreement with Bird Creek Resources, Inc., an unaffiliated company, we drilled and completed an initial gas well on this lease.  Under the terms of this agreement, we agreed to drill one well and could drill additional wells on the property.  In exchange for each well drilled, we will be assigned 100% of the working interest (80% of the net revenue interest) in the well and related oil and gas until payout of all costs of drilling, equipping and operating the well.  After payout, our working interest in the wells and related oil and gas will decrease to 75% (60% of the net revenue interest).

In 2002, we successfully drilled one well at a cost of approximately $153,000 to drill, complete and connect to the pipeline and thus will have reached payout when we recover this amount from production.  After payout, Bird Creek Resources, Inc. will own the remaining 25% working interest.

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

In February 2004, we successfully drilled one additional well on this acreage at a cost of approximately $159,000 to drill, complete and connect to the pipeline and thus will have reached payout when we recover this amount from production.  After payout, Bird Creek Resources, Inc. will own the remaining 25% working interest.

In November 2004, we completed the installation of a pipeline from our Koehn lease to a gatherer/purchased pipeline.  Total cost on installation of the pipeline was approximately $144,000.  The installation of this pipeline was necessary to be able to begin producing from our wells in that area.  Production started on December 11, 2004.

Schmidt Unit – Gray County, Kansas.    During 2004 we leased an additional 640 acres offsetting our Koehn/Rexford Unit for a total of approximately $8,582.  In November 2004, we successfully drilled one well on this acreage at a cost of approximately $183,520 to drill, complete and connect to the pipeline.  We began producing from this well on December 23, 2004.

Beals Prospect – Comanche County, Kansas.    In July 2003 we acquired a 100% working interest and an 80.5% net revenue interest in this lease, consisting of 1,560 acres.  This lease was acquired from Bengalia Land and Cattle Company., an unaffiliated party, for a cash payment of $60,000.  During August 2003 we drilled one well on this acreage, which was unsuccessful and was plugged and abandoned.  This lease will expire in April 2006 if not then held by production.

Acreage

The following table summarizes gross and net developed and undeveloped acreage at December 31, 2004 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage

	Gross	Net	Gross	Net	Gross	Net

New Mexico	4,960	3,294	--	--	4,960	3,294

Texas	14,767	11,251	--	--	14,767	11,251

Oklahoma	5,689	4,242	--	--	5,689	4,242

Kansas	1,280	1,024	1,560	1,256	2,840	2,280

Total	26,696	19,811	1,560	1,256	28,256	21,067

Production History

The following table presents the historical information about our produced natural gas and oil volumes.

	Year Ended December 31,
	2002	2003	2004

Oil production (Bbls)	58,717	117,646	195,166
Natural gas production (Mcf)	46,819	67,329	169,002
Total production (Boe)	66,520	128,868	223,333
Daily production (Boe/d)	182	353	612
Average sales price:
Oil (per Bbl)	$ 26.09	$ 29.06	$ 39.26
Natural gas (per Mcf)	2.67	3.67	4.93
Total (per Boe)	24.91	28.44	38.09
Average production cost (per Boe)	$ 8.94	$ 8.92	$ 8.90

Productive Wells

The following table presents our ownership at December 31, 2004, in productive oil and natural gas wells by region (a net well is our percentage ownership of a gross well).

	Oil Wells		Gas wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
New Mexico	93	60	-	-	93	60
Texas	182	138	-	-	182	138
Oklahoma	23	19	-	-	23	19
Kansas	-	-	3	2	3	2

Total	298	217	3	2	301	219

Drilling Activity

During 2004 we completed the drilling of nine wells, completed a wash down on one well and had contracted for the drilling of one additional well that was not commenced until January 2005.  Two of the wells were drilled and completed in Gray County, Kansas, offsetting the Koehn well that was drilled in 2002.  Both of these wells were placed into production in December 2004.  The third newly drilled well is on our Dodson property in Montague County, Texas.  This well has been completed but has not yet been placed into production.  The remaining six newly drilled wells and the one washed down well are in on our East Hobbs San Andres Unit property in Lea County, New Mexico.  All seven wells were completed have been placed into production.  The well for which we had contracted for drilling that was commenced in January 2005 is on our West San Andres Unit property in Yoakum County, Texas.  This well was drilled in January 2005 and completed in March 2005, but has not yet been placed into production.

Cost Information

We conduct our oil and natural gas activities entirely in the United States. Our average production costs, per Boe, were $8.94 in 2002, $8.92 in 2003 and $8.90 in 2004. Net costs capitalized during the years ended December 31, 2002, 2003 and 2004, related to our oil and natural gas producing activities are shown below.

	For the Years Ended December 31,
	2002	2003	2004
Acquisition of proved properties	$ 2,659,832	$ 2,470,821	$ 21,063,816
Acquisition of unproved properties	–	147,000	43,082
Exploration costs	–	326,410	216805
Development costs	579,153	849,864	4,027,754
Acquisition of support and office equipment	29,388	–	19,629
Asset retirement costs recognized upon
adoption of SFAS No. 143	–	221,218	607,133
Total Costs Incurred	$ 3,268,373	$ 4,015,313	$ 25,978,219

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

		Natural Gas
	Oil (Bbls)	(Mcf)
Balance, December 31, 2001	494,823	2,960,373
Purchase of minerals in place	3,597,156	1,676,706
Extensions and discoveries	--	--
Production	(58,717)	(46,819)
Revisions of estimates	80,674	(1,402,503)

Balance, December 31, 2002	4,113,937	3,187,757
Purchase of minerals in place	3,175	570,924
Extensions and discoveries	18,066	229,626
Production	(117,646)	(67,329)
Revisions of estimates	(139,546)	(512,224)

Balance, December 31, 2003	7,050,167	3,408,751
Purchase of minerals in place	8,764,087	6,431,440
Extensions and discoveries	-	640,000
Production	(195,167)	(169,002)
Revisions of estimates	3,931,577	(311,648)

Balance, December 31, 2004	19,550,664	9,999,541

Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2002	2003	2004

Oil (Bbls)
Developed	750,463	1,580,521	4,721,293
Undeveloped	3,363,473	5,469,646	14,829,371

Total	4,113,936	7,050,167	19,550,664

Natural Gas (Mcf)
Developed	1,160,639	1,612,738	4,615,265
Undeveloped	2,027,118	1,796,016	5,384,276

Total	3,187,757	3,408,754	9,999,541

Total (Boe)
Developed	943,904	1,849,311	5,490,504
Undeveloped	3,701,326	5,768,972	15,726,750

Total	4,645,230	7,618,283	21,217,254

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

The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	December 31,
	2003	2004
Future cash inflow	$ 218,026,254	$ 814,346,791
Future production costs	(64,157,199)	(171,518,828)
Future development costs	(13,609,584)	(61,975,106)
Future income tax expense	(45,778,941)	(187,392,403)

Future net cash flows	94,480,730	393,460,454
10% annual discount for estimated timing of cash flows	(49,474,633)	(188,219,704)

Standardized measure of discounted future net cash flows	$ 45,006,097	205,240,750

The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2003	2004
Beginning of the year	$ 27,997,824	$ 45,006,097
Purchase of minerals in place	21,333,720	142,824,938
Extensions, discoveries and improved recovery, less related costs	691,469	347,652
Development costs incurred during the year	320,102	5,387,638
Sales of oil and gas produced, net of production costs	(2,302,405)	(5,876,333)
Accretion of discount	3,012,793	4,882,064
Net change in prices and production costs	8,222,075	74,777,221
Net change in estimated future development costs	39,219	(3,187,159)
Revision of previous quantity estimates	(53,098)	42,149,044
Revision of estimated timing of cash flows	(5,468,732)	(27,509,967)
Net change in income taxes	(8,786,869)	(73,560,445)

End of the Year	$ 45,006,097	$ 205,240,750

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

Developing and Exploiting Existing Properties.    We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties.  We own interests in a total of 26,696 gross (19,810 net) developed acres and operate essentially all of the net pre-tax PV10 value of our proved undeveloped reserves.  In addition, as of December 31, 2004, we owned interests in approximately 1,560 gross undeveloped acres (1,256 net).  We believe that our current and future cash flow will enable us to undertake the exploitation of our properties through additional drilling activities.  Our expected capital budget for development of existing properties in 2005 is approximately $15 million.

Pursuing Profitable Acquisitions.    We have historically pursued acquisitions of properties that we believe to have exploitation and development potential comparable to our existing inventory of drilling locations.  We have developed and refined an acquisition program designed to increase reserves and complement our existing core properties.  We have an experienced team of management and engineering professionals who identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties.  From August 2000 through December 31, 2004, we acquired 12 leases at an aggregate acquisition and enhancement cost of approximately $33 million, representing approximately 21.2 million Boe of proved reserves (at an average cost of $1.56 per Boe).  While our emphasis in 2005 and beyond is anticipated to focus on the further development our existing properties, we will continue to look for properties with both existing cash flow from production and future development potential.

Controlling Costs through Efficient Operation of Existing Properties.    We operate essentially 100% of the pre-tax PV10 value of our total proved reserves, which we believe enables us to better manage expenses, capital allocation and the decision-making processes related to our exploitation and exploration activities. For the year ended December 31, 2004, our lease operating expense per Boe averaged $8.90 and general and administrative costs averaged $3.02 per Boe produced.

Other Properties and Commitments

We currently lease our principal executive offices in Tulsa, Oklahoma.  At December 31, 2004, the lease was for approximately 2,352 square feet of office space, at an annual rental of $20,400.  Subsequent to December 31, 2004 and effective March 1, 2005, we leased an additional 385 square feet of office space at the same location and extended the lease through January 1, 2006.  Our annual rental for 2005 will be $24,400.  The current facilities are believed adequate for our current operations.

Item 3:

Legal Proceedings

In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings.  We do not presently have any litigation pending or threatened.

Item 4:

Submission of Matters to a Vote of Security Holders

Our annual shareholders meeting was held on December 21, 2004.  The shareholder’s re-elected Messrs. Stanley M. McCabe, Lloyd T. Rochford, Charles M. Crawford, Chris V. Kemendo, Jr. and Clayton  E. Woodrum as Directors with terms ending in 2005.  The shareholders further approved an amendment to the Company’s executive stock option plan to increase the number of shares of Common Stock that may be granted under the plan from 1,000,000 to 1,500,000, and to provide discretionary acceleration of vesting of options previously granted.  Following is a chart reflecting the votes cast for each of the elected directors, as well as for the amendment to the stock option plan:

	Votes for	Votes against	Abstain
Lloyd T. Rochford	5,556,002	-	11,001
Stanley M. McCabe	5,556,002	-	11,001
Charles M. Crawford	5,556,002	-	11,001
Chris V. Kemendo, Jr.	5,545,002	-	22,001
Clayton E. Woodrum	5,556,002	-	11,001

Amendment to option plan	5,473,992	93,011	438,038

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

Period	High Sale or Bid	Low Sale or Bid

1st Quarter 2003	$ 4.35	$ 4.25
2nd Quarter 2003	5.99	4.35
3rd Quarter 2003	5.82	5.45
4th Quarter 2003	6.10	5.40

1st Quarter 2004	$ 7.08	$ 5.85
2nd Quarter 2004	9.65	6.98
3rd Quarter 2004	7.46	5.98
4th Quarter 2004	8.79	6.80

1st Quarter 2005 (through March 10, 2005)	$ 13.40	$ 8.35

Record Holders

As of March 1, 2005, there are approximately 1,481 holders of record of our common stock.  Approximately 24%, or 2,430,200 shares of the 10,194,304 shares issued and outstanding as of such date are held by management or affiliated parties.

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

Securities Authorized for Issuance Under Equity Compensation Plans

In March 2003, our board of directors adopted an executive stock option plan which was subsequently approved by our shareholders at our annual meeting in July 2003, and which was amended by our shareholders at our annual meeting in 2004.  Information regarding this plan and the options that have been granted under this plan may be found in this Annual Report under Part III, Items 10 and 11.

Recent Sales of Unregistered Securities

Throughout 2004, we issued 78,300 shares of our common stock upon the exercise of previously issued warrants at either $1.75 per share or $5.00 per share.  These shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The persons to whom the shares were issued had access to full information concerning us and represented that he acquired the shares for his own account and not for the purpose of distribution.  The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in these transactions.

In August 2004, we issued 40,000 shares of common stock valued at $5.11 per share, or $204,533, as compensation to a consultant utilized in connection with our acquisition of the East Hobbs San Andres Unit in Eddy County, New Mexico. The shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The person to whom the shares were issued had access to full information concerning us and represented that he acquired the shares for his own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in this transaction.

In December 2004, we issued 30,000 shares of common stock valued at $7.00 per share, or $210,000, as compensation to a consultant utilized in connection with our acquisition of the Fuhrman Mascho leases in Andrews County, Texas. The shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The person to whom the shares were issued had access to full information concerning us and represented that he acquired the shares for his own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in this transaction.

Issuer Repurchases

We did not make any repurchases of our equity securities during the quarter ending December 31, 2004.

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

Overview

We are engaged in oil and natural gas acquisition, exploration and exploitation activities in the states of Oklahoma, Texas, New Mexico and Kansas. Over the last four years, we have emphasized the acquisition of properties that provided current production and significant upside potential through further development.

We have increased our reserves significantly by investing approximately $25.4 million in acquisitions and enhancements in 2004, following total capital expenditures of approximately $4 million in 2003 and approximately $3.2 million in 2002.

Our capital budget for 2005 is approximately $15 million for development of existing properties.  We also intend to continue seeking acquisition opportunities which compliment our current portfolio.  We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while potential drawings on our credit facility and proceeds from future equity transactions would also be available for development projects or future acquisitions.

Our business plan has involved increasing our base of proven reserves until we have acquired a sufficient core to enable us to utilize cash from existing production to fund further development activities.  When we originated our business plan we believed this would allow us to lessen our risks, including risks associated with borrowing funds to undertake exploration activities at an earlier time.  As we have now increased our base of proven properties, and as oil and natural gas prices have recently significantly risen, we have initiated our development activities.

While our focus has shifted to include more development activity, we plan to continue our strategy of acquiring producing properties with additional development, exploitation and exploration potential.  Our focus has been on acquiring operated properties (i.e. properties with respect to which we serve as the operator on behalf of all joint interest owners) so that we can better control the timing and implementation of capital spending.  In some instances, we have been able to acquire non-operated property interests at attractive rates of return that provided a foothold in a new area of interest or complemented our existing operations.  We intend to continue to acquire both operated and non-operated interests to the extent we believe they satisfy our general business plan.  In addition, our willingness to acquire non-operated properties in new geographic regions may provide us with geophysical and geologic data in some cases that leads to further acquisitions in the same region, whether on an operated or non-operated basis.

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

Results of Operations

The following table sets forth selected operating data for the periods indicated:

	For the Years Ended December 31,
	2002	2003	2004

Net production:
Oil (Bbls)	58,717	117,646	195,116
Natural gas (Mcf)	46,819	67,329	169,002

Net sales:
Oil	$ 1,532,045	$ 3,418,480	$ 7,661,006
Natural gas	124,992	246,997	821,124

Average sales price:
Oil (per Bbl)	$ 26.09	$ 29.06	$ 39.26
Natural gas (per Mcf)	2.67	3.67	4.86

Production costs and expenses
Lease operating expenses	$ 594,863	$ 1,149,136	$ 1,975,835
Production taxes	117,164	269,563	629,703
Depreciation, depletion and
amortization expense	151,197	360,282	1,011,602
General and administrative
expenses	248,018	557,576	670,325

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Oil and natural gas sales.    Oil and natural gas sales revenue increased approximately $4.82 million to $8.48 million in 2004. Oil sales increased $4.42 million and natural gas sales increased $575,000. The oil sales increase was caused by a sales volume increase of 77,570 barrels in 2004, and a 35% increase in the average realized per barrel oil price from $29.06 in 2003 to $39.26 in 2004.  The natural gas sales increase was caused by a sales volume increase of 101,673 Mcf in 2004 and a 34% increase in the average realized natural gas price per Mcf from $3.67 in 2003 to $4.86 in 2004. The volume increase for crude oil and natural gas primarily resulted from $26 million of capital expenditures during 2004, of which approximately $21 million were related to our acquisition of the East Hobbs and Fuhrman Mascho properties.

Lease operating expenses.    Our aggregate lease operating expenses increased from $1,149,136 in 2003 to $1,975,835 2004, although such expenses on a Boe basis declined slightly from $8.92 in 2003 to $8.90 in 2004.  This aggregate increase was the result of having the properties acquired in 2003 in our operations for a full year in 2004; acquiring new properties and accounting for them for a portion of the year in 2004 and cost increases.  The decline on a per Boe basis is attributable to consolidation of resources available due to our growth.

Production taxes.    Production taxes as a percentage of oil and natural gas sales were 7% during 2003 and remained steady at 7% in 2004.  Production taxes vary from state to state.  Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

Depreciation, depletion and amortization.    Our depreciation, depletion and amortization expense increased by $651,320 to $1,011,602 in 2004. The increase was a result of an increase in the average depreciation, depletion and amortization rate from $2.79 per Boe during 2003 to $4.47 per Boe during 2004. The increased depreciation, depletion and amortization was the result of increased sales volume and an increase in estimated future development costs.

General and administrative expenses.    General and administrative expenses increased by $112,749 to $670,325 during 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth, legal fees of $31,150, annual listing fees of $18,700, $16,095 in fees paid to Lee Keeling for 2003 reserve reports, fees related to obtaining our credit facility and letters of credit and directors fees.

Interest expense.    Interest expense increased $117,138 to $155,936 in 2004. The increase was due to higher amounts of debt being outstanding during periods of the year in 2004.

Income tax expense.    Our effective tax rate was 37% during 2004 and 37% during 2003.

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

Net income.    Net income increased from $809,498 for 2003 to $2,580,017 for 2004. The primary reasons for this increase include higher crude oil and natural gas prices between periods and an increase in volumes sold, partially offset by higher lease operating expense, tax expense and general and administrative expenses due to our growth.

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

Lease operating expenses.    Our aggregate lease operating expenses increased from $594,863 or $8.94 per Boe in 2002 to $1,149,136 or $8.92 per Boe in 2003, although such expenses on a per Boe basis declined slightly from $8.94 in 2002 to $8.92 in 2003. This aggregate increase was a result of higher operating costs on properties acquired in 2003.  The decline on a per Boe basis is attributable to consolidation of resources available due to our growth. While it is possible that this increase will continue in the future as we acquire additional properties, because each property is individual in its characteristics, at this time, apart from normal increases associated with inflation in general, we cannot specifically identify this increase to be a trend.

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

Liquidity and Capital Resources

Historical Financing.    We have historically funded our operations through loans from our executive officers, our initial public offering of stock in 2001, private equity offerings of our stock and warrants and our Secondary offering of common stock and warrants which we closed in August 2004.

Credit Facility.    On April 14, 2004, we established a new $15,000,000 credit facility with our principal lenders with an $8,500,000 initial borrowing base.  In November 2004, we entered into an agreement that increased the facility to $25,000,000, with an increased borrowing base of $15,000,000.  Any increases in the borrowing base are subject to written consent by the financial institution.  The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 5.04% per annum, and is payable monthly.  Annual fees for the facility are 1/8 of one percent of the unused portion of the borrowing base.  Amounts borrowed under the revolving credit facility are due in April 2007.  The revolving credit facility is secured by our principal mineral interests.  In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. We are required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1, not including the $2,000,000 bridge financing arrangement discussed below. On May 7, 2004, we drew $8,008,440 under this revolving credit facility to fund the acquisition of the East Hobbs San Andres Property interests.  During August 2004, utilizing cash flow from operations and proceeds from the recent secondary offering of common stock and warrants, we paid $8,008,440 of principal and related accrued interest due on the credit facility.  During December 2004, we drew $9,000,000 under this revolving credit facility to fund the acquisition of the Fuhrman Mascho leases and $1,000,000 to help fund development activities.  An additional $299,029 is reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

On April 14, 2004, we also entered into to a bridge financing arrangement for $2,000,000 from our lender.  On April 21, 2004, we borrowed $1,000,000 under the terms of the bridge financing agreement to fund a cash deposit made on the East Hobbs San Andres Property interests.  On May 7, 2004, we borrowed an additional $1,000,000 under the terms of the bridge financing arrangement to fund the acquisition of the East Hobbs San Andres Property interests. The interest rate on the bridge financing arrangement is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 3.42% per annum, and is payable monthly.  This arrangement was established for a one-time purpose to satisfy the funding requirements of the East Hobbs San Andres Property acquisition.  The original agreement expired June 30, 2004 and was subsequently extended to July 31, 2004.  The bridge financing arrangement was guaranteed by two of the Company’s officers.  During August 2004, utilizing cash flow from operations and proceeds from the recent public offering of common stock and warrants, the Company paid $2,000,000 of principal and related accrued interest due under the bridge financing agreement.  Since repayment in August 2004, no amounts have been outstanding on this bridge financing agreement and no new agreements have been established to continue the bridge financing arrangement.

Cash Flows.    Our primary sources of cash have been cash flows from operations and equity offerings.  During the three years ended December 31, 2004, we generated $7,572,898 from operating activities, financed $14,230,863 through proceeds from the sale of stock and warrants, and $400,000 from debt obligations owed to two officers, for a total of $22,203,761. We primarily used this cash generation to fund our capital expenditures aggregating $31,385,738 over the three years. At December 31, 2004, we had $1,253,969 of cash and $772,154 of working capital compared to December 31, 2003 when our cash position was $1,076,676 and working capital was $1,268,888.

We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for 2005 are approximately $15,000,000 for development of our current properties.  We expect to fund these expenditures as well as any future property acquisitions from cash on hand, internally generated cash flow during the year 2005, proceeds from future equity transactions and from borrowings under our credit facility, if required.  The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among others.

Schedule of Contractual Obligations.    The following table summarizes our future estimated principal and minimum debt and lease payments for periods subsequent to December 31, 2004.

Year	Long-Term Debt	Lease Obligation	Total Cash Obligation

2005	$ -	$ 24,400	$ 24,400
2006	400,000	-	$ 400,000
2007	10,000,000	-	$ 10,000,000

Total	$ 10,400,000	$ 24,400	$ 10,424,400

Off-Balance Sheet Financing Arrangements

As of December 31, 2004 we had no off-balance sheet financing arrangements.

New Accounting Policies

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement was effective for us in July 2003. The statement requires financial instruments to be classified as liabilities if the financial instruments are issued in the form of shares that are mandatorily redeemable or embody an obligation to repurchase equity shares. We issued a put option in exchange for oil and gas property interests in December 2004. The put option was originally classified as a liability; therefore, the adoption of the statement did not have an impact on our financial statements.

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

Oil and Natural Gas Reserve Quantities.    Reserve quantities and the related estimates of future net cash flows affect our periodic calculations of depletion and impairment of our oil and natural gas properties. Proved oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future periods from known reservoirs under existing economic and operating conditions. Reserve quantities and future cash flows included in this Annual Report are prepared in accordance with guidelines established by the SEC and FASB. The accuracy of our reserve estimates is a function of:

•

the quality and quantity of available date;

•

the interpretation of that data;

•

the accuracy of various mandated economic assumptions; and

•

the judgements of the persons preparing the estimates.

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

Effects of Inflation and Pricing

While we did not experience any significant increased costs during 2003 due to increased demand for oil field products and services, this trend did not continue in 2004.  The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs, and this proved to be the case in 2004 as oil and gas prices rose significantly.  Costs for oilfield services and materials increased during 2004 due to higher demand as a result of the higher oil and gas prices.  Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate the increased business costs will continue while the commodity prices for oil and natural gas, and the demand for services related to production and exploration, both remain high (from an historical context) in the near term.

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

Interest Rate Risk

Our current credit facility has a floating interest rate.  Therefore, as a result of our draws on this credit facility, interest rate changes will impact future results of operations and cash flows.

Item 7:

Financial Statements

The financial statements and supplementary data required by this item are included at page 40.

Item 8:

Changes in and Disagreements with Accountants And Accounting and Financial Disclosure

None.

Item 8A:

Controls and Procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that our disclosure controls and procedures were adequate.

We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Item 8B:

Other Information

None

PART III

Item 9:

Directors and Executive Officers

Executive Officers and Directors

The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2004:

Name	Age	Position

Lloyd T. Rochford	58	President and Chief Executive Officer and Director
Stanley M. McCabe	72	Chairman of the Board of Directors, Secretary and Treasurer
William R. Broaddrick	27	Vice President and Chief Financial Officer
Charles M. Crawford	52	Director
Chris V. Kemendo, Jr.	83	Director
Clayton E. Woodrum	64	Director

Each of the directors identified above were elected for a term of one year (or until their successors are elected and qualified) at our annual meeting of shareholders in December 2004.

Messrs. Rochford, McCabe and Crawford have served as directors since our inception in August 2000.  Mr. Kemendo was first elected to the Board of Directors in February 2003 and Mr. Woodrum was initially appointed in August 2003 by the Board of Directors to fill a vacancy created upon the resignation of a director.

The following biographies describe the business experience of our executive officers and directors:

Lloyd T. Rochford – President, Chief Executive Officer and Director.

Mr. Rochford, 58, has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. In this capacity, he has primarily been engaged in the organization and funding of private oil and gas drilling and completion projects and ventures within the mid-continent region of the United States. In 1990 Mr. Rochford was co-founder, director and CEO of a public company known as Magnum Petroleum, Inc. (Magnum) which is listed on the New York Stock Exchange. Subsequently, Magnum acquired Hunter Resources, Inc. in August, 1995. Mr. Rochford served as Chairman of the Board of the combined companies from August, 1995 to June, 1997. Since July, 1997, Mr. Rochford has primarily devoted his time and efforts to individual oil and gas acquisition and development prior to his commitment to participate in Arena Resources. In 1982, Mr. Rochford was co-founder of Dana Niguel Bank, a publicly held California bank operation and served as a director until 1994. Mr. Rochford attended various college level courses in business from 1967 to 1970 in California.

Stanley M. McCabe – Chairman of the Board of Directors, Secretary and Treasurer.

Mr. McCabe, 72, served from 1979 to 1989, as Chairman and CEO of Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. In 1990, Mr. McCabe also became a co-founder and subsequently an officer and director of Magnum Petroleum, Inc., along with Mr. Rochford as previously discussed. Subsequently, Mr. McCabe served as a director of Magnum Hunter Resources, Inc., through December, 1996. Since January, 1997, Mr. McCabe has been involved as an independent investor and developer of oil and natural gas properties. Mr. McCabe attended college courses at the University of Maryland, primarily in business, in 1961 and 1962.

William R. Broaddrick – Vice President and Chief Financial Officer.

Mr. Broaddrick, 27, was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions.  During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC performing state production tax functions.  In September 2001, Mr. Broaddrick joined us as chief accountant, and effective February 1, 2002, assumed responsibilities as Vice President and Chief Financial Officer.

Mr. Broaddrick received a Bachelor’s Degree in Accounting from Langston University, through Oklahoma State University – Tulsa, in 1999.  Mr. Broaddrick is a Certified Public Accountant.

Charles M. Crawford – Director

Mr. Crawford, 52, has for the past twenty-nine years served as an independent oil and gas exploration consultant to various private and public oil and gas companies within the United States. He has acted as a consultant to such firms as Texaco, Inc, Phillips Petroleum Company, Mid-Continent Energy Corp. as well as other regional and national companies primarily acting in the mid-continent area.  Mr. Crawford received a Masters Degree in geology from Miami University of Ohio, in 1976. Mr. Crawford will serve the company on an as needed basis as an outside director.

Chris V. Kemendo, Jr. – Director.

Mr. Kemendo, 83, has from 1989 to present acted as an independent financial business and accounting consultant to various clients. Mr. Kemendo is currently the Chairman of our audit committee and compensation committee. Mr. Kemendo has 56 years of accounting experience. Mr. Kemendo graduated from the University of Oklahoma and subsequently became a Certified Public Accountant.  From 1947 to 1957, Mr. Kemendo was a manager of Arthur Young & Company, in charge of audit departments in Kansas City, Missouri, Wichita, Kansas and Caracas, Venezuela. From 1957 to 1961, Mr. Kemendo served as Controller and CFO for Rio Arriba Drilling Company. From 1961 to 1967, he was a partner of Fox & Company, Certified Public Accountants. From 1967 to 1973, he served as Executive Vice-President and CFO of LaBarge, Inc. From 1973 to 1979, Mr. Kemendo was a partner at Daniel and Howard, Inc. From 1979 to 1982, he again served as a partner at Fox & Company (now Grant Thornton, LLP). From 1982 to 1988, Mr. Kemendo was Executive Vice-President and Director at Fitzgerald, DeArman & Roberts, Inc.

Clayton E. Woodrum – Director.

Mr. Woodrum, 64, is a Certified Public Accountant and has, from 1984 to present, been a principal shareholder in the accounting firm of Woodrum, Kemendo & Cuite, P.C., and has been an owner of Computer Data Litigation Services, LLC and First Capital Management, LLC.  From 1965 to 1975, Mr. Woodrum was employed by Peat, Marwick, Mitchell & Co., serving as partner in charge of the tax department during the final two years.  From 1975 to 1980 he served as CFO for BancOklahoma Corp. and Bank of Oklahoma.  From 1980 to 1984 Mr. Woodrum served as a partner in charge of the tax department at Peat, Marwick, Mitchell & Co.  One of Mr. Woodrum’s partners at Woodrum, Kemendo & Cuite, P.C., Ben Kemendo, is the son of Chris Kemendo, Jr.

Our executive officers are elected by, and serve at the pleasure of, our board of directors. Our directors serve terms of one year each, with the current directors serving until the 2005 annual meeting of stockholders, and in each case until their respective successors are duly elected and qualified.

None of our directors currently serves as a director of any other company which is required to file periodic reports under the Securities Exchange Act of 1934.

Board Committees

Our board of directors has established an audit committee, whose principal functions are to assist the board in monitoring the integrity of our financial statements, the independent auditor’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The audit committee has the sole authority to retain and terminate our independent auditors and to approve the compensation paid to our independent auditors. The audit committee is also responsible for overseeing our internal audit function. The audit committee is comprised of two independent directors, consisting of Messrs. Kemendo and Woodrum, with Mr. Kemendo acting as the chairman.  Our board of directors has determined that each member of the audit committee qualifies as an “audit committee financial expert” under the rules of the SEC adopted pursuant to requirements of the Sarbanes-Oxley Act of 2002 (see the biographical information for each of Messrs. Kemendo and Woodrum, infra, in this discussion of “Directors and Executive Officers.)” Each of Messrs. Kemendo and Woodrum further qualifies as “independent” in accordance with the applicable regulations adopted by the SEC and American Stock Exchange.

Our board of directors has established a compensation committee, whose principal function is to make recommendations regarding the compensation of the Company’s officers.  In accordance with the rules of the American Stock Exchange (on which our shares are listed), the compensation of our chief executive officer is recommended to the Board (in a proceeding in which the chief executive officer does not participate) by the compensation committee.  The compensation committee is comprised of two independent directors, consisting of Messrs. Kemendo and Woodrum, with Mr. Kemendo acting as the chairman.  Compensation for all other officers is also recommended to the Board for determination, by the compensation committee.

We currently do not have a nominating committee.  Instead, in accordance with the rules of the American Stock Exchange, the independent directors (currently, Messrs. Crawford, Kemendo and Woodrum) fulfill the role of a nominating committee.  Since our inception in 2000, we have had only six directors, five of whom continue to serve at this time.  On the only occasion when a vacancy occurred (following a resignation), the new director was unanimously approved by the remaining directors.  Therefore, the Board has not felt it necessary to have a standing nominating committee to deal with its infrequent changes in membership.  If and when future vacancies occur, the Board would consider director nominees recommended by shareholders, as well as director nominees recommended by a majority of the directors who are then independent.  The board does not have a formal policy regarding the consideration of, procedures to be followed by, minimum requirements of or process for identifying or evaluation nominees recommended by security holders.

Our board may establish other committees from time to time to facilitate our management.

Director Compensation

All outside directors are currently compensated with a stipend of $500 per month plus $500 for each directors meeting attended.  No director receives a salary as a director.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions (as well as its other employees and directors). The Company undertakes to provide any person without charge, upon request, a copy of such code of ethics.  Requests may be directed to Arena Resources, Inc., 4920 S. Lewis Ave., Suite 107, Tulsa, Oklahoma 74105, attention William R. Broaddrick, or by calling (918) 747-6060.

Item 10:

Executive Compensation

The following table sets forth information concerning the compensation paid by us for the three most recent fiscal years to our chief executive officer and our other two executive officers.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name and Principal Position	Year	Salary (1)	Bonus	Securities Underlying Options (2)
Lloyd T. Rochford
President and Chief Executive Officer	2002	$ 36,000	$ -	$ -
	2003	$ 36,000	$ -	$ 229,742
	2004	$ 36,000	$ -	$ -

Stanley M. McCabe
Chariman of the Board	2002	$ 36,000	$ -	$ -
	2003	$ 36,000	$ -	$ 229,742
	2004	$ 36,000	$ -	$ -

William R. Broaddrick
Vice President, Chief Financial Officer	2002	$ 45,000	$ 6,000	$ -
	2003	$ 47,927	$ -	$ 459,484
	2004	$ 51,500	$ 4,167	$ -

(1)  Mr. Broaddrick’s salary for 2003 reflects a raise that occurred in mid-year to increase his annual salary to $50,000.  Mr. Broaddrick’s salary for 2004 reflects a raise that occurred during the year to increase his annual salary to $54,000.  There are no current plans to change any officers’ salary from their level at December 31, 2004.

(2)  The fair value of the options is estimated on the dates granted using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; expected volatility of 36.2%; risk-free interest rate of 2.9% and expected lives of 5.0 years.  The weighted average remaining contractual life of the options at December 31, 2004 was 3.8 years.

Employee Benefit Plans

Equity Incentive Plan.    In March 2003, our board of directors adopted an executive stock option plan which was subsequently approved by our shareholders at our annual meeting in July 2003 and further amended by our shareholders at our annual meeting in December 2004. The executive stock option plan is intended to promote continuity of management and to provide increased incentive and personal interest in our welfare by those key employees who are primarily responsible for shaping and carrying out our long-range plans and securing our continued growth and financial success. In addition, by encouraging stock ownership by directors who are not our employees, the executive stock option plan is intended to attract and retain qualified directors.

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

The plan provides that up to a total of 1,500,000 shares of common stock, subject to adjustment to reflect stock dividends and other capital changes, are available for granting of awards under the executive stock option plan.  1,000,000 of the shares available for grant under the plan have been reserved for issuance pursuant to options granted during 2003.  No options to acquire shares were granted under the plan in 2004.

The following table provides information regarding option exercises and fiscal year-end option values calculated by determining the difference between the closing price of our common stock at December 31, 2004 and the exercise price of the options.

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable/ Unexercisable	Value of Unexercisable In-The-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable

Lloyd T. Rochford	0	0	25,000/100,000	$120,000/$480,000
Stanley M. McCabe	0	0	25,000/100000	$120,000/$480,000
William R. Broaddrick	0	0	50,000/200,000	$240,000/$960,000
Charles M. Crawford	0	0	10,000/40,000	$48,000/$192,000
Chris V. Kemendo, Jr.	0	0	10,000/40,000	$48,000/$192,000
Clayton E. Woodrum	0	0	10,000/40,000	$37,000/$148,000
Phillip W. Terry	0	0	50,000/200,000	$240,000/$960,000
Raymond H. Estep	0	0	20,000/80,000	$96,000/$384,000

The following table sets forth information concerning our executive stock option plan as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compesation plans approved by security holders	1,000,000	3.76	500,000

Equity compesation plans not approved by security holders	-	-	-

Total	1,000,000	3.76	500,000

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as March 10, 2005, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; (ii) by all directors and executive officers as a group; and (iii) by all persons known to us to own 5% or more of our outstanding shares of common stock. The mailing address for each of the persons indicated is our corporate headquarters.

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

	Shares of Common Stock Beneficially Owned
Name	Number	Percent
Lloyd T. Rochford	1,262,600 (1)	12%

Stanley M. McCabe	1,263,000 (2)	12%

William R. Broaddrick	104,500 (3)	1%

Charles M. Crawford	20,000 (4)	*

Chris V. Kemendo, Jr.	20,100 (5)	*

Clayton E. Woodrum	10,000 (6)	*

All directors and executive officers	2,680,200 (7)	26%

(1)

Includes 25,000 shares issuable upon the exercise of stock options that are currently exercisable and 25,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(2)

Includes 25,000 shares issuable upon the exercise of stock options that are currently exercisable and 25,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(3)

Includes 50,000 shares issuable upon the exercise of stock options that are currently exercisable and 50,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(4)

Includes 10,000 shares issuable upon the exercise of stock options that are currently exercisable and 10,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(5)

Includes 10,000 shares issuable upon the exercise of stock options that are currently exercisable and 10,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.

(6)

Includes 10,000 shares issuable upon the exercise of stock options that are currently exercisable.

(7)

Includes 130,000 shares issuable upon the exercise of stock options that are currently exercisable and 120,000 shares issuable upon the exercise of stock options that are exercisable within 60 days by all executive officers and directors.

*

Represents beneficial ownership of less than 1%

Percentage ownership calculations for any stockholder listed above are based on 10,194,304 shares of our common stock outstanding as of March 10, 2005.

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

In July 2002, we borrowed $200,000 from each of Messrs. Rochford and McCabe, which debts are evidenced by notes payable which mature on January 1, 2006.  The notes bear interest at a rate of 10% per annum, and are secured by our assets (although such notes are subordinate to our credit facility with our primary commercial lender).

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

Exhibits

Exhibit Index:

3.1

Articles of Incorporation of Arena Resources, Inc. (i)

3.2

By-Laws of Arena Resources, Inc. (i)

10.1

Business Loan Agreement, dated as of April 14, 2004, among Arena Resources, Inc. and MidFirst Bank, N.A. (ii)

10.2

Business Loan Agreement, dated as of May 7, 2004, among Arena Resources, Inc. and MidFirst Bank, N.A. (ii)

10.3

Business Loan Agreement, dated as of November 16, 2004, among Arena Resources, Inc. and MidFirst Bank, N.A.

10.4

East Hobbs Purchase and Sales Agreement Dated April 22, 2004 (ii)

10.5

Fuhrman-Mascho Purchase and Sales Agreements Dated December 1, 2004

23

Consent of Lee Keeling and Associates, Inc., Independent Petroleum Engineers

31.1

Certification of CEO

31.2

Certification of CFO

32.1

Section 1350 Certification - CEO

32.2

Section 1350 Certification – CFO

(i)  Incorporated herein by reference to the exhibits to Arena Resources, Inc.’s Form SB-1 filed January 2, 2001 (SEC File No. 333-46164).

(ii) Incorporated herein by reference to the exhibits to Arena Resources, Inc.’s From 8-K filed May 18, 2004.

Item 14:

Principal Accountant Fees and Services

The firm of Hansen, Barnett & Maxwell, (“HBM”) has served as the Company’s independent auditors since 2000.  The Board of Directors selected HBM as the independent auditors of the Company for the fiscal year ending December 31, 2004, and the Audit Committee has selected HBM to serve in the same capacity for the fiscal year ending December 31, 2005.  The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

Audit Fees.  HBM billed the Company an aggregate of $37,000 and $25,521 for professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2004 and 2003, respectively, and its reviews of the Company’s financial statements included in its Form 10-QSB’s for the first three quarters of 2004 and 2003.

Audit Related Fees.  In 2004, HBM was paid $78,998 for its services in connection with the review of the Company’s registration statement on Form SB-2 (which was filed with the SEC in 2004) and for the audit of the Fuhrman-Mascho property acquisition, and which are not included in the audit fees identified above).

Tax Fees.  HBM billed the Company an aggregate of $3,000 and $750 for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2004 and 2003.

All Other Fees.  No other fees were billed by HBM to the Company during 2004 or 2003.

The Audit Committee of the Board of Directors has determined that the provision of services by HBM described above is compatible with maintaining HBM’s independence as the Company’s principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARENA RESOURCES, INC.

By: /s/ Lloyd T. Rochford
Mr. Lloyd T. Rochford, President,
Chief Executive Officer

Date: March 11, 2005

By: /s/ Stanley McCabe
Mr. Stanley McCabe
Treasurer, Secretary

Date: March 11, 2005

By: /s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 11, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By: /s/ Lloyd T. Rochford
Mr. Lloyd T. Rochford, President,
Chief Executive Officer

Date: March 11, 2005

By: /s/ Stanley McCabe
Mr. Stanley McCabe
Treasurer, Secretary

Date: March 11, 2005

By: /s/ Charles Crawford
Mr. Charles Crawford
Director

Date: March 11, 2005

By: /s/ Chris V. Kemendo, Jr.
Mr. Chris V. Kemendo, Jr.
Director

Date: March 11, 2005

By: /s/ Clayton E. Woodrum
Mr. Clayton E. Woodrum
Director

Date: March 11, 2005

ARENA RESOURCES, INC.

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

5 Triad Center, Suite 750

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders

Arena Resources, Inc.

We have audited the accompanying balance sheets of Arena Resources, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arena Resources, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the financial statements, the Company changed its method of recognizing asset retirement obligations in 2003.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

January 14, 2005

ARENA RESOURCES, INC.

BALANCE SHEETS

December 31,	2004	2003

ASSETS
Current Assets
Cash	$ 1,253,969	$ 1,076,676
Account receivable	1,149,513	388,910
Joint interest billing receivable	61,805	-
Short-term investments	-	25,234
Prepaid expenses	33,136	28,935

Total Current Assets	2,498,423	1,519,755

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	34,421,920	8,463,400
Drilling advances	900,000	351,000
Equipment	26,687	48,480
Office equipment	60,401	18,978
Total Property and Equipment	35,409,008	8,881,858
Less: Accumulated depreciation and amortization	(1,565,124)	(559,229)

Net Property and Equipment	33,843,884	8,322,629

Deferred Offering Costs	-	130,872

Total Assets	$ 36,342,307	$ 9,973,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 1,805,865	$ 229,522
Accrued liabilities	34,800	18,440
Put option	-	2,905

Total Current Liabilities	1,840,665	250,867

Long-Term Liabilities
Notes payable	10,000,000	-
Notes payable to related parties	400,000	400,000
Put option	95,033	-
Asset retirement liability	1,267,993	607,200
Deferred income taxes	2,129,993	656,759

Total Long-Term Liabilities	13,893,019	1,663,959

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
9,132,910 shares and 7,162,097 shares outstanding, respectively	9,133	7,162
Additional paid-in capital	15,223,135	6,994,925
Options and warrants outstanding	2,553,159	813,164
Retained earnings	2,823,196	243,179

Total Stockholders' Equity	20,608,623	8,058,430

Total Liabilities and Stockholders' Equity	$ 36,342,307	$ 9,973,256

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2004	2003

Oil and Gas Revenues	$ 8,482,130	$ 3,665,477

Costs and Operating Expenses
Oil and gas production costs	1,975,835	1,149,136
Oil and gas production taxes	629,703	269,563
Depreciation, depletion and amortization	1,011,602	360,282
General and administrative expense	670,325	557,576

Total Costs and Operating Expenses	4,287,465	2,336,557

Other Income (Expense)
Gain from change in fair value of put options	68,251	47,699
Accretion expense	(53,729)	(32,212)
Interest expense	(155,936)	(38,798)

Net Other Income (Expense)	(141,414)	(23,311)

Income Before Provision for Income Taxes and Cumulative
Effect of Change in Accounting Principle	4,053,251	1,305,609

Provision for Deferred Income Taxes	(1,473,234)	(484,298)

Income Before Cumulative Effect of Change
in Accounting Principle	2,580,017	821,311

Cumulative Effect of Change in Accounting Principle	-	(11,813)

Net Income	$ 2,580,017	$ 809,498

Basic Earnings Per Share
Before cumulative effect of change in accounting principle	$ 0.33	$ 0.12
Net Income	0.33	0.12
Diluted Earnings Per Share
Before cumulative effect of change in accounting principle	$ 0.30	$ 0.11
Net Income	0.30	0.11

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

			Additional	Options and		Total
	Common Stock		Paid-in	Warrants	Retained	Stockholders'
	Shares	Amount	Capital	Outstanding	Earnings	Equity
Balance December 31, 2002	6,282,056	$ 6,282	$ 5,287,189	$ 382,040	$ (566,319)	$ 5,109,192
Issuance for cash	790,294	790	1,274,256	436,154	-	1,711,200
Issuance of warrants as consulting fee
for 2002 offering	-	-	(15,922)	15,922	-	-
Cancellation of shares for extension
of lock up	(500)	(0)	0	-	-	-
Issuance of common stock for services	13,847	14	75,026	-	-	75,040
Warrants exercised	19,400	19	54,883	(20,952)	-	33,950
Issuance of common stock
in property acquisitions	57,000	57	319,493	-	-	319,550
Net Income	-	-	-	-	809,498	809,498
Balance December 31, 2003	7,162,097	7,162	6,994,925	813,164	243,179	8,058,430
Warrants exercised	78,300	78	395,843	(41,796)	-	354,125
Issuance for cash	1,667,500	1,668	6,469,225	1,781,791	-	8,252,684
Issuance of common stock in property
acquisitions, net of call option received	225,013	225	1,363,142	-	-	1,363,367
Net Income	-	-	-	-	2,580,017	2,580,017
Balance December 31, 2004	9,132,910	$ 9,133	$ 15,223,135	$ 2,553,159	$ 2,823,196	$ 20,608,623

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31	2004	2003

Cash Flows From Operating Activities
Net income	$ 2,580,017	$ 809,498
Adjustments to reconcile net income to net cash provided by operating activities:
Shares issued for services	-	75,040
Depreciation, depletion and amortization	1,011,602	360,282
Gain from change in fair value of put option	(68,251)	(47,699)
Cumulative effect of change in accounting principle	-	11,813
Loss on sale of equipment	5,586	-
Accretion of discounted asset retirement liability and note payable	83,730	32,212
Changes in assets and liabilities:
Accounts receivable	(656,864)	(119,474)
Prepaid expenses	(4,201)	(27,807)
Accounts payable and accrued liabilities	1,570,831	74,787
Deferred income taxes	1,473,234	484,298

Net Cash Provided by Operating Activities	5,995,684	1,652,950

Cash Flows from Investing Activities
Proceeds from sale of equipment	10,500	-
Cash payments on purchase of East Hobbs property	(1,028,000)	-
Cash payments on purchase of Furhman-Mascho property	(711,802)	-
Purchase and development of oil and gas properties	(4,802,141)	(3,050,558)
Purchase of property, plant & equipment	-	(26,686)
Maturity of long-term investment	25,234	51,268
Purchase of office equipment	(41,423)	(4,306)

Net Cash Used in Investing Activities	(6,547,632)	(3,030,282)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	8,383,557	1,580,328
Proceeds from exercise of warrants	354,124	33,950
Issuance of note payable	2,000,000	-
Payment of notes payable	(10,008,440)	-
Collection of common stock subscription receivable	-	157,500
Payment of accrued dividends to preferred stockholders	-	(114,685)

Net Cash Provided by Financing Activities	729,241	1,657,093

Net Increase in Cash	177,293	279,761

Cash at Beginning of Year	1,076,676	796,915

Cash at End of Year	$ 1,253,969	$ 1,076,676

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.

STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31	2004	2003

Supplemental Cash Flow Information
Cash paid for interest	$ 158,950	$ 38,798

Non-Cash Investing and Financing Activities
Common stock issued for properties	$ 34,500	$ 319,550
Asset retirement obligation incurred in property acquisition	-	338,271
East Hobbs property was acquired as follows:
Fair value of assets acquired	$ 10,319,647
Liabilities assumed	(78,654)
Notes payable incurred	(9,008,440)
Common stock issued	(204,553)
Cash paid	$ 1,028,000
Fuhrman-Mascho property was acquired as follows:
Fair value of assets acquired	$ 11,479,742
Liabilities assumed	(513,247)
Note payable incurred, net of $30,000 unamortized discount	(8,970,000)
Put options issued	(160,379)
Common stock issued	(1,260,091)
Call options received	135,777
Cash paid	$ 711,802

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

Cash – The Company had deposits with a bank that are $1,153,969 in excess of federally insured limits at December 31, 2004.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Depletion and amortization expense for the year ended December 31, 2004, was $997,694, based on depletion at the rate of $4.47 per barrel-of-oil-equivalent and for the year ended December 31, 2003, was $360,282, based on depletion at the rate of $2.79 per barrel-of-oil-equivalent.

In addition, capitalized costs are subject to a “ceiling test,” which limits such costs to the aggregate of the “estimated present value,” discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.

Support and Office Equipment – Depreciation of support and office equipment is computed using the straight-line method over the estimated useful lifes of the assets which are currently five to seven years.  Depreciation expense was $13,908 and $9,950 for the years ended December 31, 2004 and 2003, respectively.

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

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Earnings Per Share – Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is calculated to give effect to potentially issuable dilutive common shares.

Major Customers – During the year ended December 31, 2004, sales to two customers represented 43% and 31% of total sales, respectively.  At December 31, 2004, these two customers made up 43% and 22% of accounts receivable, respectively.  During the year ended December 31, 2003, sales to three customers represented 51%, 19% and 11% of total sales, respectively.  At December 31, 2003, these three customers made up 46%, 16% and 17% of accounts receivable, respectively.

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

Alternately, Statement on Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock option awards. The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

For the Years Ended December 31,	2004	2003
Net income, as reported	$ 2,580,017	$ 809,498
Deduct: Total stock-based employee compensation expense determined under the
fair value based method for all awards, net of related tax effects	(345,068)	(372,935)

Pro Forma Net Income	$ 2,234,949	$ 436,563

Earnings Per Share
Basic, as reported	$ 0.33	$ 0.12
Basic, pro forma	0.28	0.06

Diluted, as reported	$ 0.30	$ 0.11
Diluted, pro forma	0.25	0.06

The pro forma estimated after-tax stock-based compensation expense under SFAS 123 for the years ending December 31, 2005, 2006 and 2007 relating to options outstanding at December 31, 2004, will be approximately $204,000, $120,000 and $59,000, respectively. These amounts will change as the result of stock options granted on January 1, 2005 and will be recognized in the results of operations beginning July 1, 2005 upon adoption of Statement 123(R), as discussed below.

Cumulative Effect of Change in Accounting Principle – The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, on January 1, 2003. In accordance with the transition provisions of SFAS No. 143, on that date the Company recorded asset retirement costs and liabilities and recorded an adjustment for the cumulative effect on prior years of adopting SFAS No. 143 in the amount of $11,813 as a reduction in earnings, which had no effect on basic or diluted earnings per share.

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Recent Accounting Pronouncements – In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes the requirement for a primary beneficiary to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company does not have an interest in a variable interest entity and the adoption of the statement did not have an impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement was effective for the Company in July 2003. The statement requires financial instruments to be classified as liabilities if the financial instruments are issued in the form of shares that are mandatorily redeemable or embody an obligation to repurchase equity shares. The Company has issued put options in exchange for oil and gas property interests that have been classified as a liability; therefore, the adoption of the statement did not have an impact on the Company’s financial statements.

In December 2004, the FASB issued Statement No. 123 (Revised 2004), Share-Based Payment (“Statement 123(R)”). Statement 123(R) revises Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) requires companies to recognize the cost of employee services received in exchange for stock options and awards of equity instruments based on the grant-date fair value of such options and awards. The Company is required to adopt Statement 123(R) on a prospective basis beginning on July 1, 2005, which will result in the recognition of the remaining unrecognized stock-based compensation computed on a fair value basis over the remaining vesting period. The effect of adopting Statement 123(R) will result in recognition of $87,000 of additional after-tax compensation during the year ending December 31, 2005 from options outstanding at December 31, 2004.

In December 2004, the FASB issued SFAS Statement No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Statement will be effective in January 2006. The Company does not expect that the adoption of Statement 153 will have a material impact on its financial statements.

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 2 – EARNING PER SHARE INFORMATION

For the Years Ended December 31,	2004	2003
Income before cumulative effect of change in accounting principle	$ 2,580,017	$ 821,311
Cumulative effect of change in accounting principle	-	(11,813)
Net Income	$ 2,580,017	$ 809,498
Basic Weighted-Average Common Shares Outstanding	7,873,213	6,759,858
Effect of dilutive securities
Warrants	524,173	231,476
Stock options	296,792	250,342
Diluted Weighted-Average Common Shares Outstanding	8,694,178	7,241,676
Basic Earnings Per Share
Income before cumulative effect of change in accounting principle	$ 0.33	$ 0.12
Net income	0.33	0.12
Diluted Earnings Per Share
Income before cumulative effect of change in accounting principle	$ 0.30	$ 0.11
Net Income	0.30	0.11

NOTE 3 – ACQUISITION OF OIL AND GAS PROPERTIES

On May 7, 2004, the Company acquired an 82.24% working interest, 67.60% net revenue interest, in the East Hobbs San Andres Property mineral lease (“East Hobbs”) located in Lea County, New Mexico.  Although the Purchase and Sales Agreement transferred the revenue and the related operating costs from East Hobbs to Arena beginning March 1, 2004, Arena did not control the property interests until May 7, 2004.  As a result, the acquisition date for accounting purposes was May 7, 2004 and the East Hobbs’ operations have been included in the results of operations of Arena from May 7, 2004. Revenues and operating costs for the months of March and April were treated as adjustments to the purchase price.

At the date of acquisition, East Hobbs was comprised of 21 operating oil and gas wells that were unitized into one lease prior to the acquisition. The Company purchased East Hobbs for its current production and cash flow, as well as for the drilling and secondary recovery opportunities from the property.  The Company paid $10,008,440 to the sellers, including $9,008,440 paid directly from borrowings under a credit facility and a bridge financing from a bank described more fully in Note 4. In addition, the Company paid acquisition costs of $28,000 and issued 40,000 shares of common stock valued at $204,553, or $5.11 per share, as a finder’s fee on the East Hobbs San Andres Property acquisition.  The total acquisition cost was allocated to the assets acquired and the liabilities assumed as follows:

Accounts receivable	$ 165,544
Oil and gas properties subject to amortization	10,154,103
Total Assets	10,319,647
Accounts payable	(21,872)
Asset retirement obligation	(56,782)
Total Liabilities Assumed	(78,654)
Net Assets Acquired	$ 10,240,993

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

On November 18, 2004, Arena Resources, Inc. entered into a binding letter of intent to acquire 100% of the working interest, 75% of the net revenue interest, of the Fuhrman-Mascho Property mineral leases under the terms of Asset Purchase Agreements (the “Agreements”). Under the terms of the Agreements, the sellers transferred effective control of the property to the Company on December 1, 2004 without restrictions. Accordingly, the acquisition date was December 1, 2004. The results of operations of the Fuhrman-Mascho property have been included in the results of operations of the Company from December 1, 2004.

At the date of acquisition, Fuhrman-Mascho property consisted of 84 leases with a total of 174 operating oil and gas wells. The Company purchased Fuhrman-Mascho for its current production and cash flow, as well as for the drilling and development opportunities from the property. On December 20, 2004, the Company made cash payments to the sellers of $9,667,381, issued the sellers 150,013 shares of common stock valued at $1,050,091 or $7.00 per share based on the market value of the common stock over the 2-day period before and after November 18, 2004, issued the sellers put options entitling the sellers to demand that the Company reacquire the 150,013 shares of common stock at $7.00 per share from November 1, 2006 through November 30, 2006, valued at $160,379 using the Black-Scholes option pricing model, and received call options from the sellers entitling the Company to reacquire the 150,013 shares of common stock at $8.50 per share from the date issued through November 1, 2006 and valued at $135,777 using the Black-Scholes option pricing model. In addition, the Company paid acquisition costs of $44,421 and issued 30,000 shares of common stock as a consulting and finder’s fee, valued at $210,000, or $7.00 per share. The consideration paid or issued on December 20, 2004 was discounted to December 1, 2004 at 5% and resulted in recognition of an unamortized discount of $30,000 at December 1, 2004. The acquisition was funded through the use of cash on hand and a credit facility secured from the Company’s principal lender.  The acquisition cost was allocated to the assets acquired and the liabilities assumed as follows:

Oil and gas properties subject to amortization	$ 11,479,742
Asset retirement obligation	(513,247)
Net Assets Acquired	$ 10,966,495

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the East Hobbs and the Fuhrman-Mascho properties had been completed on January 1, 2004 and 2003, respectively:

For the Years Ended December 31,	2004	2003
	(Unaudited)
Oil and Gas Revenues	$ 11,493,181	$ 7,885,740
Income from Operations Before Cumulative Effect of Change in
Accounting Principle	2,962,165	1,176,416
Net Income	2,962,165	1,164,603
Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.37	$ 0.17
Net income	0.37	0.17
Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$ 0.34	$ 0.16
Net income	0.34	0.16

On October 28, 2004, the Company issued 5,000 shares of common stock to an unrelated party as a finder’s fee in connection with the purchase of a 70% interest in the Gibralter well in Mississippi. The shares were valued at $34,500, or $6.90 per share, based on the market value of the common stock on the date issued.  Arena paid $214,507 of the costs to drill the exploratory well in exchange for the jointly-operated working interest in the well.

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 4 – NOTES PAYABLE AND PUT OPTION

In February 2003 the Company established a $10,000,000 revolving credit facility with an initial borrowing base of $2,000,000.  In December 2003, the Company entered into an agreement that increased the facility to $20,000,000, with an increased borrowing base of $4,000,000.  On April 14, 2004, the Company changed financial institutions and thereby canceled this credit facility.

On April 14, 2004, the Company established a new $15,000,000 credit facility from a bank with an $8,500,000 initial borrowing base.  In November2004, the Company entered into an agreement that increased the facility to $25,000,000, with an increased borrowing base of $15,000,000.  Any increases in the borrowing base are subject to written consent by the financial institution.  The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 5.26% per annum, and is payable monthly.  Annual fees for the facility are 1/8 of one percent of the unused portion of the borrowing base.  Amounts borrowed under the revolving credit facility are due in April 2007.  The revolving credit facility is secured by the Company’s principal mineral interests.  In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1, not including the $2,000,000 bridge financing arrangement discussed below. On May 7, 2004, the Company drew $8,008,440 under this revolving credit facility to fund the acquisition of the East Hobbs San Andres Property interests.  During August 2004, utilizing cash flow from operations and proceeds from the recent secondary offering of common stock and warrants, the Company paid $8,008,440 of principal and related accrued interest due on the credit facility.  During December 2004, the Company drew $9,000,000 under this revolving credit facility to fund the acquisition of the Fuhrman Mascho leases and $1,000,000 to help fund development activities.  An additional $299,029 is reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

On April 14, 2004, the Company also entered into to a bridge financing arrangement for $2,000,000 from a bank. On April 21, 2004, the Company borrowed $1,000,000 under the terms of the bridge financing agreement to fund a cash deposit made on the East Hobbs San Andres Property interests.  On May 7, 2004, the Company borrowed an additional $1,000,000 under the terms of the bridge financing arrangement to fund the acquisition of the East Hobbs San Andres Property interests. The interest rate on the bridge financing arrangement is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 5.26% per annum, and is payable monthly.  This arrangement was established for a one-time purpose to satisfy the funding requirements of the East Hobbs San Andres Property acquisition.  The original agreement expired June 30, 2004 and was subsequently extended to July 31, 2004.  The bridge financing arrangement was guaranteed by two of the Company’s officers.  During August 2004, utilizing cash flow from operations and proceeds from the recent public offering of common stock and warrants, the Company paid $2,000,000 of principal and related accrued interest due under the bridge financing agreement.  There are no amounts outstanding on this bridge financing agreement.  No new agreements have been established to continue the bridge financing arrangement.

On July 1, 2002, the Board of Directors authorized the Company to borrow up to $500,000 from its officers. On July 26, 2002, the Company borrowed $400,000 from two of its officers. The related notes payable bear interest at 10% per annum payable monthly with principal and interest due December 31,

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

2002. The notes are secured by all mineral interests, rights and equipment of the Company but have been subordinated to the bank revolving credit facility.  The Board of Directors and the officers agreed to extend the notes to January 1, 2006, under the same terms as the original notes. Based on the borrowing rates available to the Company for bank loans, the fair value of the notes payable to officers was $400,000 at both December 31, 2004 and 2003.

The Company granted a put option in connection with the acquisition of oil and gas properties in December 2004. Under the terms of the put option, the seller has the right until December 1, 2006, to require the Company to repurchase the 150,013 common shares at $7.00 per share. The put option is a derivative and as such, the liability has been revalued to its fair value at each balance sheet date with adjustments to fair value being recognized as gain on change in fair value of put options. At December 31, 2004, the fair value of the liability was $160,379, calculated using the Black-Scholes option pricing model with the following assumptions: 3% risk-free interest rate; 33% volatility; 2 years expected life; and 0% dividend yield.

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

The reconciliation of the asset retirement obligation for the years ended December 31, 2003 and 2004 is as follows:

Balance, January 1, 2003	$ 236,718
Liabilities incurred	338,270
Accretion expense	32,212
Balance, December 31, 2003	607,200
Liabilities incurred	607,063
Accretion expense	53,730
Balance, December 31, 2004	$ 1,267,993

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class “A” convertible preferred shares, with a par value of $0.001 per share.

Preferred Stock – There is no preferred stock outstanding.

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

In addition, during the year ended December 31, 2003, Arena issued 2,433 additional warrants, with the same terms to placement agents, and 50,000 additional warrants exercisable at $3.00 per share through July 15, 2006, as consulting fees, relating to the shares of common stock and warrants issued during 2002. During the year ended December 31, 2003, $15,922 of the proceeds from the 2002 cash offering proceeds were allocated to the additional warrants, based upon their relative fair value. The offering closed July 15, 2003.  The Company issued a total of 1,076,294 units of common stock and warrants to investors under the offering for $2,313,336 in net cash proceeds (net of cash offering costs of $377,399) and issued 157,629 warrants as consulting fees and for services to placement agents. During the year ended December 31, 2003, warrant holders exercised 19,400 warrants with an exercise price of $1.75 for $33,950.  Additionally, in 2003 the Company issued 70,947 shares of common stock for services, which the Company valued at an aggregate total of $394,590, or $5.57 per share.  The Company capitalized as part of oil and gas properties $319,550 and the remaining $75,040 was charged to expense.

In August 2004, the Company completed a public offering of common stock and warrants as a unit at $6.10 per unit before underwriters’ discount and offering costs.  The Company issued 1,667,500 shares of common stock and 1,667,500 warrants to purchase common stock at $7.32 per share, through August 9, 2008.  In addition, the Company issued options to the underwriters to purchase 145,000 shares of common stock at $9.00 per share and 145,000 warrants at $0.165 per warrant, which entitles them to purchase 145,000 shares of common stock at $7.32.

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

During the year ended December 31, 2004, warrant holders exercised 66,800 warrants with an exercise price of $5.00 per share and 11,500 warrants with an exercise price of $1.75 per share for $354,125.  Additionally, in 2004 the Company issued 75,000 shares of common stock for services, which the Company valued at an aggregate of $449,053, or $5.99 per share.  The Company capitalized as part of oil and gas properties the full $449,053.

Stock purchase warrants issued and exercised during the years ended December 31, 2004 and 2003 are summarized as follows:

	2004		2003
	Warrants	Weighted-Average	Warrants	Weighted-Average
		Exercise Price		Exercise Price
Outstanding at beginning of the year	1,435,723	$4.47	507,200	$3.58
Issued	1,957,500	7.46	947,923	4.89
Exercised	(78,300)	4.52	(19,400)	1.75

Outstanding at End of Year	3,314,923	$6.23	1,435,723	$4.47

Stock purchase warrants outstanding at December 31, 2004 are as follows:

		Weighted-Average
Warrants	Exercise	Remaining
Oustanding	Price	Contractual Life
190,300	$1.75	0.5	years
50,000	3.00	1.7
1,117,123	5.00	0.7
1,667,500	7.32	3.6
145,000	9.00	4.6
145,000	7.49	4.6

3,314,923

Call Option – The Company received a call option in December 2004 in connection with the purchase of oil and gas properties. The option permits the Company to repurchase 150,013 shares of its common stock at $8.50 per share through November 1, 2006. The call option is exercisable at the Company’s discretion and was recorded as a reduction of additional paid-in capital based on its fair value of $135,777 on the date received. The fair value of the call option was determined using the Black-Scholes option pricing model with the following assumptions: 3% risk-free interest rate; 34% expected volatility; two year expected life and 0% dividend yield. The call option is part of permanent equity and will not be revalued.

NOTE 7 – EMPLOYEE STOCK OPTIONS

On April 1, 2003 and on August 12, 2003, the Company granted nonqualified stock options to directors and employees to purchase 1,000,000 shares and 50,000 shares of common stock at $3.70 per share and $4.80 per share through April 1, 2008 and August 12, 2008, respectively. Effective July 31, 2003, 50,000 of the options with an exercise price of $3.70 per share were forfeited.  The options vest at the rate of 20% each year over five years beginning one year from the date granted. The exercise price was 85% of the market value of the Company’s common stock on the dates issued.  In accordance with FASB

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the 15% discount from the market price of the Company’s common stock used in determining the fair value of the common stock is considered reasonable and the options are not compensatory. Accordingly, the Company did not recognize any compensation expense from the grant of these stock options. A summary of the status of the stock options as of December 31, 2004 and changes during the year then ended is as follows:

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

		Weighted-Average
	Options	Exercise Price
2003
Options granted	1,050,000	$3.75
Options forfeited	(50,000)	3.70

Options outstanding December 31, 2003	1,000,000	$3.76
Options outstanding December 31, 2004	1,000,000	$3.76

Options exercisable December 31, 2004	200,000	$3.76

The fair value of the options granted during 2003, net of forfeitures, was $1,862,864, or $1.86 per share, and was estimated on the dates granted using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% percent, expected volatility of 36.2%, risk-free interest rate of 2.9% and expected lives of 5.0 years. The weighted-average remaining contractual life of the stock options at December 31, 2004 was 3.2 years.

NOTE 8 – RELATED PARTY TRANSACTIONS

In July 2002, the Company borrowed $400,000 from two of its officers under the terms of secured, 10% promissory notes, as more fully described in Note 4.

NOTE 9 – COMMITMENTS

Operating Leases – Effective January 1, 2004, the Company entered into a two-year extension to an existing operating lease agreement for office space.  Under terms of the lease, the Company pays $1,700 per month through December 31, 2005.  However, subsequent to December 31, 2004 and effective March 1, 2005, the Company leased an additional 385 square feet of office space at the same location.  The Company incurred lease expense of $20,400 for the year ended December 31, 2004. The future minimum lease payments under the operating lease agreement as of December 31, 2004 consist of $24,400 due during the year ending December 31, 2005.

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

NOTE 10 – INCOME TAXES

The provision for income taxes consisted of the following:

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

For the Years Ended December 31,	2004	2003
Current before benefit of operating loss carry forwards	$ -	$ 83,686
Current benefit of operating loss carry forwards	-	(83,686)
Deferred	1,473,234	484,298

Provision for Income Taxes	$ 1,473,234	$ 484,298

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

For the Years Ended December 31,	2004	2003
Tax at federal statutory rate (34%)	$ 1,378,105	$ 443,907
Income not subject to tax	(24,493)	(17,364)
State tax, net of federal benefit	133,757	57,255
Effect of lower effective tax rates	(14,135)	-

Provision for Income Taxes	$ 1,473,234	$ 484,298

As of December 31, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of $73,118 which, if unused, will expire in 2022 and 2024. The net deferred tax liability consisted of the following:

December 31,	2004	2003
Deferred tax liabilities
Depreciation	$ 13,092	$ 41,152
Intangible drilling costs	2,291,116	648,126
Asset retirement costs	380,736	208,690
Total deferred tax liabilities	2,684,944	897,968
Deferred tax assets
Depletion and amortization	95,077	-
Asset retirement obligation	426,628	226,486
Operating loss carryforwards	33,246	14,723
Total deferred tax assets	554,951	241,209

Net Deferred Income Taxes	$ 2,129,993	$ 656,759

NOTE 11 – SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to December 31, 2004, warrants to acquire 1,061,394 shares of common stock have been exercised. Using the proceeds from the exercise of the warrants, the Company paid $5,000,000 on its outstanding line of credit, reducing the amount outstanding to $5,000,000.

Subsequent to December 31, 2004, the Company sold its interest in the Casey lease to an unrelated party for a nominal amount.

On January 1, 2005, the Company granted nonqualified stock options to directors and employees to purchase 375,000 shares of common stock at $8.30 per share through July 1, 2010. The options  The pro forma stock-based employee compensation expense determined under the fair value method for these options, net of related tax effects, for the year ending December 31, 2005 would be $323,126.  The effect of adopting FASB Statement No. 123(R) on the stock-based compensation from these stock options will result in recognition of $161,563 of additional after-tax compensation during the year ending December 31, 2005.

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

ARENA RESOURCES, INC.

SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,	2004	2003
Unproved oil and gas properties	$ 388,581	$ 128,694
Proved oil and gas properties	33,426,276	8,334,706
Drilling advances on uncompleted projects	900,000	351,000
Support and office equipment	87,087	67,458
Total capitalized costs	34,801,944	8,881,858
Less accumulated depreciation and amortization	(1,447,081)	(559,229)

Net Capitalized Costs	$ 33,354,863	$ 8,322,629

Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31,	2004	2003
Acquisition of proved properties	21,063,816	2,470,821
Acquisition of unproved properties	43,082	147,000
Exploration costs	216,805	326,410
Development costs	4,027,754	849,864
Acquisition of support and office equipment	19,629	-
Asset retirement costs recognized according to SFAS No. 143	607,063	221,218

Total Costs Incurred	$ 25,978,149	$ 4,015,313

Results of Operations from Oil and Gas Producing Activities – The Company’s results of operations from oil and gas producing activities exclude interest expense, accretion expense, gain from change in fair value of put options and the cumulative effect of change in accounting principle.  Income taxes are based on statutory tax rates, reflecting allowable deductions.

For the Years Ended December 31,	2004	2003
Oil and gas revenues	$ 8,482,130	$ 3,665,477
Production costs	(1,975,835)	(1,149,136)
Production taxes	(629,703)	(269,563)
Depreciation and amortization	(1,011,602)	(360,282)
General and administrative expense	(670,325)	(557,576)
Results of operations before income taxes	4,194,665	1,328,920
Provision for income taxes	(1,473,234)	(484,298)

Results of Oil and Gas Producing Operations	$ 2,721,431	$ 844,622

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

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

For the Years Ended December 31,	2004		2003
	Oil (1)	Gas (1)	Oil (1)	Gas (1)
Proved Developed and Undeveloped Reserves
Beginning of year	7,050,167	3,408,754	4,113,936	3,187,757
Purchases of minerals in place	8,764,087	6,431,437	3,175,357	570,924
Improved recovery and development	-	640,000	18,066	229,626
Production	(195,167)	(169,002)	(117,646)	(67,329)
Revision of previous estimate	3,931,577	(311,648)	(139,546)	(512,224)

End of year	19,550,664	9,999,541	7,050,167	3,408,754

Proved Developed at end of year	4,721,293	4,615,265	1,580,531	1,612,738

   1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Cash Flows

December 31,	2004	2003
Future cash flows	$ 814,346,791	$ 218,026,254
Future production costs	(171,518,828)	(64,157,199)
Future development costs	(61,975,106)	(13,609,384)
Future income taxes	(187,392,403)	(45,778,941)
Future net cash flows	393,460,454	94,480,730
10% annual discount for estimated timing of cash flows	(188,219,704)	(49,474,633)

Standardized Measure of Discounted Cash Flows	$ 205,240,750	$ 45,006,097

ARENA RESOURCES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Changes in Standardized Measure of Discounted Future Net Cash Flows

For the Years Ended December 31,	2004	2003
Beginning of the year	$ 45,006,097	$ 27,997,824
Purchase of minerals in place	142,824,938	21,333,720
Extensions, discoveries and improved recovery, less related costs	347,652	691,469
Development costs incurred during the year	5,387,638	320,102
Sales of oil and gas produced, net of production costs	(5,876,333)	(2,302,405)
Accretion of discount	4,882,064	3,012,793
Net changes in price and production costs	74,777,221	8,222,075
Net change in estimated future development costs	(3,187,159)	39,219
Revision of previous quantity estimates	42,149,044	(53,098)
Revision of estimated timing of cash flows	(27,509,967)	(5,468,732)
Net change in income taxes	(73,560,445)	(8,786,870)

End of the Year	$ 205,240,750	$ 45,006,097