Form 10-Q
period 2005-03-31
ARENA RESOURCES INC
filed 2005-05-11
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANCE ACT OF 1934
FOR THE TRANSITION PERIOD From __________ to __________.

Commission File Number 001-31657

ARENA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada 73-1596109
(State or other jurisdiction of (I.R.S. Employer
Incorporation or organization) Identification No.)

4920 South Lewis Street, Suite 107
Tulsa, Oklahoma 74105

(918) 747-6060
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. _X_ Yes ___ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

___ Yes _X_ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of May 5, 2005, the Company had outstanding 10,332,179 shares of common stock ($0.001 par value).

INDEX

Arena Resources, Inc.

For the Quarter Ended March 31, 2005

Part I.  Financial Information

Page

Item 1.  Financial Statements (Unaudited)

3

Condensed Balance Sheets as of March 31, 2005 and

  December 31, 2004 (Unaudited)

4

Condensed Statements of Operations for the Three Months

  Ended March 31, 2005 and 2004 (Unaudited)

5

Condensed Statements of Cash Flows for the Three Months

  Ended March 31, 2005 and 2004 (Unaudited)

6

Notes to Condensed Financial Statements (Unaudited)

7

Item 2.  Management’s Discussion and Analysis of Financial Condition and

  Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

15

Item 4.  Controls and Procedures

16

Part II.  Other Information

Item 1. Legal Proceedings

17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3. Defaults Upon Senior Securities

17

Item 4. Submission of Matters to a Vote of Security Holders

17

Item 5. Other Information

17

Item 6. Exhibits

17

Signatures

18

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2005	2004

ASSETS
Current Assets
Cash	$ 1,764,414	$ 1,253,969
Accounts receivable	1,450,118	1,149,513
Joint interest billing receivable	88,838	61,805
Prepaid expenses	33,136	33,136

Total Current Assets	3,336,506	2,498,423

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	36,459,506	34,421,920
Deposit on property acquisition	261,600	-
Drilling advances	272,119	900,000
Equipment	26,687	26,687
Office equipment	71,223	60,401
Total Property and Equipment	37,091,135	35,409,008
Less: Accumulated depreciation and amortization	(1,986,723)	(1,565,124)

Net Property and Equipment	35,104,412	33,843,884

Total Assets	$ 38,440,918	$ 36,342,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 871,457	$ 1,805,865
Accrued liabilities	102,334	34,800

Total Current Liabilities	973,791	1,840,665

Long-Term Liabilities
Notes payable	5,000,000	10,000,000
Notes payable to related parties	400,000	400,000
Put option	20,987	95,033
Asset retirement liability	1,290,064	1,267,993
Deferred income taxes	2,899,993	2,129,993

Total Long-Term Liabilities	9,611,044	13,893,019

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
10,316,179 shares and 9,132,910 shares outstanding, respectively	10,316	9,133
Additional paid-in capital	21,793,598	15,223,135
Options and warrants outstanding	1,915,720	2,553,159
Retained earnings	4,136,449	2,823,196

Total Stockholders' Equity	27,856,083	20,608,623

Total Liabilities and Stockholders' Equity	$ 38,440,918	$ 36,342,307

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,	2005	2004

Oil and Gas Revenues	$ 3,914,735	$ 1,200,400

Costs and Operating Expenses
Oil and gas production costs	812,237	316,290
Oil and gas production taxes	286,717	78,707
Depreciation, depletion and amortization	421,599	111,120
General and administrative expense	269,505	178,202

Total Costs and Operating Expenses	1,790,058	684,319

Other Income (Expense)
Gain from change in fair value of put options	74,046	-
Accretion expense	(22,071)	(12,295)
Interest expense	(93,399)	(9,113)

Net Other Expense	(41,424)	(21,408)

Income Before Provision for Income Taxes	2,083,253	494,673

Provision for Deferred Income Taxes	(770,000)	(185,032)

Net Income	$ 1,313,253	$ 309,641

Basic Net Income Per Common Share	$ 0.13	$ 0.04
Diluted Net Income Per Common Share	$ 0.12	$ 0.04

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended March 31,	2005	2004

Cash Flows From Operating Activities
Net income	$ 1,313,253	$ 309,641
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	421,599	111,120
Provision for income taxes	770,000	-
Gain from change in fair value of put option	(74,046)	-
Accretion of discounted liabilities	22,071	12,295
Changes in assets and liabilities:
Accounts and joint interest receivable	(327,638)	(35,605)
Prepaid expenses	-	(3,591)
Accounts payable and accrued liabilities	(866,874)	(10,182)

Net Cash Provided by Operating Activities	1,258,365	383,678

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(1,409,705)	(296,620)
Purchase of office equipment	(10,822)	(17,446)

Net Cash Used in Investing Activities	(1,420,527)	(314,066)

Cash Flows From Financing Activities
Offering costs incurred	-	(114,788)
Proceeds from exercise of warrants	5,672,607	21,750
Payment of notes payable	(5,000,000)	-

Net Cash Provided by (Used in) Financing Activities	672,607	(93,038)

Net Increase in Cash	510,445	(23,426)

Cash at Beginning of Period	1,253,969	1,076,676

Cash at End of Period	$ 1,764,414	$ 1,053,250

Supplemental Cash Flow Information
Cash paid for interest	$ 131,421	$ 9,863

Non-Cash Investing and Financing Activities
Common stock issued for properties	$ 261,600	$ -

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-KSB as of December 31, 2004.  The financial position and results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized.  Amortization expense for the three months ended March 31, 2005 was $421,599 based on depletion at the rate of $4.62 per barrel of oil equivalent compared to $111,120 based on depletion at the rate of $3.00 per barrel of oil equivalent for the three months ended March 31, 2004. These amounts include $4,477 and $3,299 of depreciation on equipment during the three months ended March 31, 2005 and 2004, respectively.

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

MARCH 31, 2005

Income Per Common Share – Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted income per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

Concentration of Credit Risk and Major Customer – The Company currently has cash in excess of federally insured limits at March 31, 2005.  During the three months ended March 31, 2005, sales to three customers represented 50%, 18% and 12% of total sales, respectively.  At March 31, 2005, these three customers made up 57%, 20% and 6% of accounts receivable, respectively.

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

For the Three Months Ended March 31,	2005	2004
Net income, as reported	$ 1,313,254	$ 309,641
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(152,217)	(127,099)

Pro Forma Net Income	$ 1,161,037	$ 182,542
Income per Common Share
Basic, as reported	$ 0.13	$ 0.04
Basic, pro forma	0.12	0.03
Diluted, as reported	0.12	0.04
Diluted, pro forma	0.10	0.02

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the Three Months Ended March 31,	2005	2004
Net Income	$ 1,313,253	$ 309,641
Basic Weighted-Average Common Shares Outstanding	9,792,744	7,163,734
Effect of dilutive securities
Warrants	1,021,162	429,739
Stock options	471,033	243,441
Diluted Weighted-Average Common Shares Outstanding	11,284,939	7,836,914

Basic Net Income Per Common Share	0.13	0.04
Diluted Net Income Per Common Share	0.12	0.04

NOTE 3 – ACQUISITION OF OIL AND GAS PROPERTIES

On March 24, 2005, the Company entered into a definitive agreement to acquire approximately 15,000 acres in Hamilton and Greeley counties, Kansas.  On March 16, 2005, the Company issued 20,000 shares, valued at $261,600 or $13.08 per share, of restricted common stock as partial payment for this acquisition.  The acquisition has not yet been closed, but is anticipated to be closed in May 2005.  Upon closing, the Company will pay the balance of approximately $300,000.

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

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

At the date of acquisition, Fuhrman-Mascho property consisted of 84 leases with a total of 174 operating oil and gas wells. The Company purchased Fuhrman-Mascho for its current production and cash flow, as well as for the drilling and development opportunities from the property. On December 20, 2004, the Company made cash payments to the sellers of $9,667,381, issued the sellers 150,013 shares of common stock valued at $1,050,091 or $7.00 per share based on the market value of the common stock over the 2-day period before and after November 18, 2004, issued the sellers put options entitling the sellers to demand that the Company reacquire the 150,013 shares of common stock at $7.00 per share from November 1, 2006 through November 30, 2006, and received call options from the sellers entitling the Company to reacquire the 150,013 shares of common stock at $8.50 per share from the date issued through November 1, 2006.  In addition, the Company paid acquisition costs of $44,421 and issued 30,000 shares of common stock as a consulting and finder’s fee, valued at $210,000, or $7.00 per share. The consideration paid or issued on December 20, 2004 was discounted to December 1, 2004 at 5% and resulted in recognition of an unamortized discount of $30,000 at December 1, 2004. The acquisition was funded through the use of cash on hand and a credit facility secured from the Company’s principal lender.

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the East Hobbs and the Fuhrman-Mascho properties had been completed on January 1, 2004 and 2003, respectively:

For the Three Months Ended March 31,	2005	2004

Oil and Gas Revenues	$ 3,914,735	$ 2,457,830

Income from Operations	1,313,253	467,108
Net Income	1,313,253	467,108
Income Per Common Share
Basic Net Income Per Common Share	$ 0.13	$ 0.07
Diluted Net Income Per Common Share	0.12	0.06

NOTE 4 – NOTES PAYABLE

In 2004 the Company established a $25,000,000 credit facility from a bank with a $15,000,000 borrowing base.  Any increases in the borrowing base are subject to written consent by the financial institution.  The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 5.04% per annum, and is payable monthly.  Annual fees for the facility were 1/8 of one percent of the unused portion of the borrowing base.  Amounts borrowed under the revolving credit facility are due in April 2007.  The revolving credit facility is secured by the Company’s principal mineral interests.  In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1.  During the three months ended March 31, 2005, the Company paid a total of $5,000,000 of the amounts borrowed during 2004, using the proceeds from the exercise of warrants for the Company’s common stock.  As of March 31, 2005, $5,000,000 remained outstanding on this credit facility.

As stated in Note 8, effective April 30, 2005, the Company entered into an agreement that increased its credit facility to $50,000,000, with an increased borrowing base of $35,000,000.  At that time, the annual fee for the unused portion of the borrowing base was removed, the tangible net worth the Company must maintain was increased to $18,000,000 and the maturity date changed to April 30, 2008.  All other terms and conditions of the credit facility remained the same.

On February 21, 2005, two officers of the Company and the Board of Directors agreed to an extension of the $400,000 notes payable to the two officers to July 1, 2006, under the same terms as the original notes.

ARENA RESOURCES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are acquired or the wells are drilled.  The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2005 is as follows:

Balance, January 1, 2005	$ 1,267,993
Accretion expense	22,071
Balance, March 31, 2005	$ 1,290,064

NOTE 6 - STOCKHOLDERS’ EQUITY

Warrants exercised – During the three months ended March 31, 2005, the Company issued 1,163,269 shares of common stock as a result of warrant holders exercising warrants.  Of this total, 76,350 had an exercise price of $1.75 per share, 1,041,919 had an exercise price of $5.00 per share and 45,000 had an exercise price of $7.32 per share.  The Company received $5,672,607 from the exercises.

Shares issued in property acquisition – During the three months ended March 31, 2005, the Company issued 20,000 shares of restricted common stock, valued at $261,600, or $13.08 per share, as part of the acquisition cost for leasing acreage in Kansas as disclosed in Note 3.

Options issued – On January 1, 2005, the Company granted nonqualified stock options to directors and employees to purchase 375,000 shares of common stock at $8.30 per share through July 1, 2010. The pro forma stock-based employee compensation expense determined under the fair value method for these options, net of related tax effects, for the year ending December 31, 2005 would be $323,126.  The effect of adopting FASB Statement No. 123(R) on the stock-based compensation from these stock options will result in recognition of $161,563 of additional after-tax compensation during the year ending December 31, 2005.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma, New Mexico and Kansas totaling $299,029 to allow the Company to do business in those states.  The standby letters of credit are valid through May 2005 and are collateralized by the revolving credit facility with the bank. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 2005, warrant holders exercised 15,000 warrants with an exercise price of $1.75 per share and 1,000 warrants with an exercise price of $5.00 per share.

Subsequent to March 31, 2005 and effective April 30, 2005, the Company entered into an agreement that increased its credit facility to $50,000,000, with an increased borrowing base of $35,000,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended March 31, 2005

Oil and natural gas sales.  For the three months ended March 31, 2005, oil and natural gas sales revenue increased $2,714,335 to $3,914,735, compared to $1,200,400 for the same period during 2004.  Oil sales increased $2,407,975 and natural gas sales increased $306,360.  The increases were the result of increased sales volumes and average realized sales prices.  For the three months ended March 31, 2005, oil sales volume increased 43,477 barrels to 77,260 barrels, compared to 33,783 barrels for the same period in 2004.  The average realized per barrel oil price increased 37% from $33.24 for the three months ended March 31, 2004 to $45.70 for the three months ended March 31, 2005.  For the three months ended March 31, 2005, gas sales volume increased 63,992 thousand cubic feet (MCF) to 83,315 MCF, compared to 19,323 MCF for the same period in 2004.  The average realized natural gas price per MCF increased 15% from $4.00 for the three months ended March 31, 2004 to $4.61 for the three months ended March 31, 2005.

Lease operating expenses.  Our lease operating expenses increased from $316,290 or $8.54 per barrel of oil equivalent (BOE) for the three months ended March 31, 2004 to $812,237 or $8.91 per BOE for the three months ended March 31, 2005.  The increase in total was due to properties acquired after the first quarter 2004.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 7% during the three months ended March 31, 2004 and remained steady at 7% for the three months ended March 31, 2005.  Production taxes vary from state to state.  Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax.

Depreciation, depletion and amortization.  Our depreciation, depletion and amortization expense increased by $310,479 to $421,599 for the three months ended March 31, 2005, compared to the same period in 2004. The increase was a result of an increase in volume and in the average depreciation, depletion and amortization rate from $3.00 per BOE during the three months ended March 31, 2004 to $4.62 per BOE during the three months ended March 31, 2005. The increased depreciation, depletion and amortization rate was the result of a revision to our reserves and increased capitalized costs and development costs from the properties acquired in 2004.

General and administrative expenses.  General and administrative expenses increased by $91,303 to $269,505 for the three months ended March 31, 2005, compared to the same period in 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest expense (net of interest income).  Interest expense increased $84,286 to $93,399 for the three months ended March 31, 2005 when compared to the same period in 2004. The increase was due to an increase in outstanding debt with the use of our credit facility in our latest acquisition.

Income tax expense.  Our effective tax rate was 37% during the three months ended March 31, 2004 and remained steady at 37% for the three months ended March 31, 2005.

Net income.  Net income increased from $309,641 for the three months ended March 31, 2004 to $1,313,253 for 2005. The primary reasons for this increase include an increase in volumes sold and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL
	Net Production Volume		Net Revenue
Texas Leases	6,816	BBLS	$ 323,770
Oklahoma Leases	14,950	BBLS	$ 752,925
New Mexico Leases	55,495	BBLS	$ 2,457,315

GAS
	Net Production Volume		Net Revenue
Texas Leases	2,802	MCF	$ 9,400
Oklahoma Leases	9,923	MCF	$ 33,829
New Mexico Leases	34,699	MCF	$ 206,645
Kansas	35,890	MCF	$ 130,850

Significant Subsequent Events occurring after March 31, 2005:

Subsequent to March 31, 2005 and effective April 30, 2005, the Company entered into an agreement that increased its credit facility to $50,000,000, with an increased borrowing base of $35,000,000.  At that time, the annual fee for the unused portion of the borrowing base was removed, the tangible net worth the Company must maintain was increased to $18,000,000 and the maturity date changed to April 30, 2008.  All other terms and conditions of the credit facility remained the same.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2005, the Company had cash on hand of $1,764,414, compared to $1,253,969 as of December 31, 2004.  The Company had positive net cash flows from operations for the three months ended March 31, 2005 of $1,258,365, compared to $568,710 for the same period 2004.  Another significant source of cash inflow was the receipt of $5,672,607 during the three months ended March 31, 2005 and $21,750 for the same period in 2004 from the exercise of warrants for the Company’s restricted common stock.  The most significant cash outflows during the three months ended March 31, 2005 and 2004 were capital expenditures of $1,420,527 in 2005 and $314,066 in 2004, repayment of debt on the Company’s credit facility of $5,000,000 in 2005 and payment of deferred offering costs of $114,788 for the public offering that was completed later in 2004.

On April 14, 2004, the Company established a new $15,000,000 credit facility from a bank with an $8,500,000 initial borrowing base.  In November 2004, the Company entered into an agreement that increased the facility to $25,000,000, with an increased borrowing base of $15,000,000.  Any increases in the borrowing base are subject to written consent by the financial institution.  The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 5.04% per annum, and is payable monthly.  Annual fees for the facility were 1/8 of one percent of the unused portion of the borrowing base.  Amounts borrowed under the revolving credit facility are due in April 2007.  The revolving credit facility is secured by the Company’s principal mineral interests.  In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1.

During December 2004, the Company drew $9,000,000 under this revolving credit facility to fund the acquisition of the Fuhrman Mascho leases and $1,000,000 to help fund development activities.  An additional $299,029 is reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.  During the three months ended March 31, 2005, the Company paid a total of $5,000,000 of the amounts borrowed during 2004, using the proceeds from the exercise of warrants for the Company’s common stock.  As of March 31, 2005, $5,000,000 remained outstanding on this credit facility.

As stated in the Subsequent Events section, effective April 30, 2005, the Company entered into an agreement that increased its credit facility to $50,000,000, with an increased borrowing base of $35,000,000.  At that time, the annual fee for the unused portion of the borrowing base was removed, the tangible net worth the Company must maintain was increased to $18,000,000 and the maturity date changed to April 30, 2008.  All other terms and conditions of the credit facility remained the same.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company is subject to interest rate risk on its revolving credit facility, which bears variable interest based upon a LIBOR rate.  Changes in interest rates affect the interest earned on the Company’s cash and cash equivalents and the interest rate paid on borrowings under its bank credit facility. Currently, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Commodity Price Risk

The Company’s revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas.  Prices also affect the amount of cash flow available for capital expenditures and Arena’s ability to borrow and raise additional capital. The amount the Company can borrow under its bank credit facility is subject to periodic redetermination based in part on changing expectations of future prices. Lower prices may also reduce the amount of oil and natural gas that the Company can economically produce. Arena currently sells all of its oil and natural gas production under price sensitive or market price contracts.

Arena does not currently use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future oil and natural gas production.

Currency Exchange Rate Risk

Foreign sales accounted for none of the Company’s sales; further, the Company accepts payment for its commodity sales only in U.S. dollars; hence, Arena is not exposed to foreign currency exchange rate risk on these sales.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures.  Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer believe that:

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

The Company's disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company's management, and made known to the Company's Chief Executive Officer and Chief Financial Officer, particularly during the period when this quarterly report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting or other factors that could significantly affect the Company's internal controls subsequent to their evaluation, nor has there been any need for any corrective actions with regard to significant deficiencies or material weaknesses in internal controls related to financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, the Company issued 1,118,269 shares of common stock as a result of warrant holders exercising warrants.  Of this total, 76,350 warrants had an exercise price of $1.75 per share and 1,041,919 warrants had an exercise price of $5.00 per share.  The Company received $5,343,207 from the exercises.  The shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The persons to whom the shares were issued in exchange for the warrants had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution.  The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act.  There was no underwriter involved in these transactions.

During the three months ended March 31, 2005, the Company issued 20,000 shares of common stock as partial consideration for an acquisition in Kansas that has not yet closed.  The shares were valued at $261,600, or $13.08 per share.  The shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The persons to whom the shares were issued in exchange for the warrants had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution.  The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act.  There was no underwriter involved in these transactions.

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

REGISTRANT:  ARENA RESOURCES, INC.

Dated: May 10, 2005

By:  /s/ Lloyd Tim Rochford

Lloyd Tim Rochford

President, Chief Executive Officer

Dated: May 10, 2005

By:  /s Stanley McCabe

Stanley McCabe

Treasurer, Secretary

Dated: May 10, 2005

By:  /s/ William R. Broaddrick

William R. Broaddrick

Vice President, Chief Financial Officer

18

Exhibit 31.1

CERTIFICATION

I, Lloyd T. Rochford, certify that:

1.

I have reviewed this Annual Report on Form 10-Q of Arena Resources, Inc.

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"); and

c) disclosed in this report any change of the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s first quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting.

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control and financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 10, 2005     ____________________

Date

/s/ Lloyd T. Rochford________________

Lloyd T. Rochford

Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, William R. Broaddrick, certify that:

1.

I have reviewed this Annual Report on Form 10-Q of Arena Resources, Inc.

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date"); and

c) disclosed in this report any change of the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s first quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant’s internal control over financial reporting.

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control and financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 10, 2005     ___________________

Date

/s/ William R. Broaddrick____________

William R. Broaddrick

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arena Resources, Inc. (the "Company"), on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lloyd T. Rochford, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Lloyd T. Rochford

Lloyd T. Rochford

Chief Executive Officer

May 10, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Arena Resources, Inc. (the "Company"), on Form 10-Q for the period ended March 31, 2005, as filed, I, William R. Broaddrick, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ William R. Broaddrick

William R. Broaddrick

Chief Financial Officer

May 10, 2005

22