Form 10-Q
period 2005-06-30
ARENA RESOURCES INC
filed 2005-07-29
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANCE ACT OF 1934

OR

FOR THE TRANSITION PERIOD From __________ to __________.

Commission File Number 001-31657

ARENA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1596109
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4920 South Lewis Street, Suite 107
Tulsa, Oklahoma 74105

(918) 747-6060
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.

X	Yes	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of July 28, 2005, the Company had outstanding 11,425,045 shares of common stock ($0.001 par value).

INDEX

Arena Resources, Inc.
For the Quarter Ended June 30, 2005

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2005	2004

ASSETS
Current Assets
Cash	$1,405,168	$1,253,969
Accounts receivable	1,599,231	1,149,513
Joint interest billing receivable	85,187	61,805
Prepaid expenses	33,136	33,136

Total Current Assets	3,122,722	2,498,423

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	41,599,341	34,421,920
Deposit on property acquisition	359,655	-
Drilling advances	75,335	900,000
Equipment	26,687	26,687
Office equipment	87,194	60,401
Total Property and Equipment	42,148,212	35,409,008
Less: Accumulated depreciation and amortization	(2,470,006)	(1,565,124)

Net Property and Equipment	39,678,206	33,843,884

Total Assets	$42,800,928	$36,342,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,153,618	$1,805,865
Accrued liabilities	48,403	34,800

Total Current Liabilities	2,202,021	1,840,665

Long-Term Liabilities
Notes payable	5,000,000	10,000,000
Notes payable to related parties	400,000	400,000
Put option	29,163	95,033
Asset retirement liability	1,317,318	1,267,993
Deferred income taxes	3,926,788	2,129,993

Total Long-Term Liabilities	10,673,269	13,893,019

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 10,452,471 shares and 9,132,610 shares outstanding, respectively	10,453	9,133
Additional paid-in capital	22,273,001	15,223,135
Options and warrants outstanding	1,773,761	2,553,159
Retained earnings	5,868,423	2,823,196

Total Stockholders' Equity	29,925,638	20,608,623

Total Liabilities and Stockholders' Equity	$42,800,928	$36,342,307

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Oil and Gas Revenues	$4,628,554	$1,792,414	$8,543,289	$2,992,814

Costs and Operating Expenses
Oil and gas production costs	626,199	403,531	1,438,436	719,820
Oil and gas production taxes	374,397	133,026	661,114	211,733
Depreciation, depletion and amortization	483,283	204,706	904,882	315,826
General and administrative expense	273,599	163,569	543,104	341,771

Total Costs and Operating Expenses	1,757,478	904,832	3,547,536	1,589,150

Other Income (Expense)
Gain from change in fair value of put options	(8,176)	2,905	65,870	2,905
Accretion expense	(27,254)	(12,770)	(49,325)	(25,065)
Interest expense	(76,877)	(58,998)	(170,276)	(68,111)

Net Other Income (Expense)	(112,307)	(68,863)	(153,731)	(90,271)

Income Before Provision for Income Taxes	2,758,769	818,719	4,842,022	1,313,393

Provision for Deferred Income Taxes	(1,026,795)	(270,171)	(1,796,795)	(455,203)

Net Income	$1,731,974	$548,548	$3,045,227	$858,190

Basic Net Income Per Common Share	0.17	0.08	0.30	0.12
Diluted Net Income Per Common Share	0.15	0.07	0.27	0.11

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30,	2005	2004

Cash Flows From Operating Activities
Net income	$3,045,227	$858,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	904,882	315,826
Provision for income taxes	1,796,795	455,203
Gain from change in fair value of put option	(65,870)	(2,905)
Loss on sale of equipment	-	5,585
Accretion of discounted liabilities	49,325	57,511
Changes in assets and liabilities:
Accounts and joint interest receivable	(473,100)	(310,304)
Prepaid expenses	-	(4,629)
Accounts payable and accrued liabilities	361,356	102,657

Net Cash Provided by Operating Activities	5,618,615	1,477,134

Cash Flows from Investing Activities
Proceeds from sale of equipment	-	10,500
Purchase and development of oil and gas properties	(6,453,296)	(1,550,090)
Purchase of office equipment	(26,793)	(18,035)

Net Cash Used in Investing Activities	(6,480,089)	(1,557,625)

Cash Flows From Financing Activities
Offering costs incurred	-	(204,701)
Proceeds from exercise of warrants	6,012,673	130,500
Issuance of notes payable	-	1,000,000
Payment of notes payable	(5,000,000)	-

Net Cash Provided by Financing Activities	1,012,673	925,799

Net Increase in Cash	151,199	845,308

Cash at Beginning of Period	1,253,969	1,076,676

Cash at End of Period	$1,405,168	$1,921,984

Supplemental Cash Flow Information
Cash paid for interest	$170,276	$69,331

Non-Cash Investing and Financing Activities
Common stock issued for properties	$261,600	$-
Asset retirement obligation incurred in property acquistion	-	32,447
Acquisition of property financed through note payable	-	9,008,440

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying condensed financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation, consisting of normal recurring adjustments, except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-KSB as of December 31, 2004. The financial position and results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. Amortization expense for the six months ended June 30, 2005 was $904,882 based on depletion at the rate of $4.50 per barrel of oil equivalent compared to $315,826 based on depletion at the rate of $3.57 per barrel of oil equivalent for the six months ended June 30, 2004. These amounts include $8,815 and $7,330 of depreciation on equipment during the six months ended June 30, 2005 and 2004, respectively.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

Income Per Common Share - Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

Concentration of Credit Risk and Major Customer - The Company currently has cash in excess of federally insured limits at June 30, 2005. During the six months ended June 30, 2005, sales to two customers represented 56% and 17%, respectively. At June 30, 2005, these two customers made up 67% and 16% of accounts receivable, respectively.

Stock-Based Employee Compensation - The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation awards to employees. Under APB 25, no stock-based compensation expense was charged to earnings, as all options granted had an exercise price equal to or greater than the adjusted fair value of the underlying common stock on the grant date.

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$1,731,974	$548,548	$3,045,227	$858,190
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(126,217)	(75,098)	(278,434)	(202,197)

Pro Forma Net Income	$1,605,757	$473,450	$2,766,793	$655,993
Income per Common Share
Basic, as reported	$0.17	$0.08	$0.30	$0.12
Basic, pro forma	0.15	0.07	0.27	0.09
Diluted, as reported	0.15	0.07	0.27	0.11
Diluted, pro forma	0.14	0.06	0.24	0.08

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 2 - EARNINGS PER SHARE INFORMATION

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net Income	1,731,974	548,548	3,045,227	858,190
Basic Weighted-Average Common Shares Outstanding	10,361,226	7,183,855	10,078,555	7,173,795
Effect of dilutive securities
Warrants	825,567	627,099	912,374	539,477
Stock Options	487,371	334,530	472,449	300,456
Diluted Weighted-Average Common Shares Outstanding	11,674,164	8,145,484	11,463,378	8,013,728
Basic Net Income Per Common Share	$0.17	$0.08	$0.30	$0.12
Diluted Net Income Per Common Share	$0.15	$0.07	$0.27	$0.11

NOTE 3 - ACQUISITION OF OIL AND GAS PROPERTIES

On March 24, 2005, the Company entered into a definitive agreement to acquire approximately 18,000 acres in Hamilton and Greeley counties, Kansas. On March 16, 2005, the Company issued 20,000 shares, valued at $261,600 or $13.08 per share, of restricted common stock as partial payment for this acquisition. The Company has also paid cash in the amount of $98,055 for the acquisition. The acquisition has not yet been closed, but is anticipated to be closed in July 2005. Upon closing, the Company will pay the balance of approximately $175,000.

As discussed in Note 8, subsequent to June 30, 2005, the Company paid an additional $168,000 of the approximate $175,000.

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

On November 18, 2004, Arena Resources, Inc. entered into a binding letter of intent to acquire 100% of the working interest, 75% of the net revenue interest, of the Fuhrman-Mascho Property mineral leases under the terms of a Asset Purchase Agreements (the “Agreements”). Under the terms of the Agreements, the sellers transferred effective control of the property to the Company on December 1, 2004 without restrictions. Accordingly, the acquisition date was December 1, 2004. The results of operations of the Fuhrman-Mascho property have been included in the results of operations of the Company from December 1, 2004.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

At the date of acquisition, Fuhrman-Mascho property consisted of 84 leases with a total of 174 operating oil and gas wells. The Company purchased Fuhrman-Mascho for its current production and cash flow, as well as for the drilling and development opportunities from the property. On December 20, 2004, the Company made cash payments to the sellers of $9,667,381, issued the sellers 149,658 shares of common stock valued at $1,050,091 or $7.00 per share based on the market value of the common stock over the 2-day period before and after November 18, 2004, issued the sellers put options entitling the sellers to demand that the Company reacquire the 149,658 shares of common stock at $7.00 per share from November 1, 2006 through November 30, 2006, and received call options from the sellers entitling the Company to reacquire the 149,658 shares of common stock at $8.50 per share from the date issued through November 1, 2006. In addition, the Company paid acquisition costs of $44,421 and issued 30,000 shares of common stock as a consulting and finder’s fee, valued at $210,000, or $7.00 per share. The consideration paid or issued on December 20, 2004 was discounted to December 1, 2004 at 5% and resulted in recognition of an unamortized discount of $30,000 at December 1, 2004. The acquisition was funded through the use of cash on hand and a credit facility secured from the Company’s principal lender.

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the East Hobbs and the Fuhrman-Mascho properties had been completed on January 1, 2004:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Oil and Gas Revenues	$4,628,544	$2,434,480	$8,543,289	$4,552,907

Income from Operations	1,731,974	561,823	3,045,227	1,076,327
Net Income	1,731,974	561,823	3,045,227	1,076,327
Income Per Common Share
Basic Net Income Per Common Share	$0.17	$0.08	$0.30	$0.15
Diluted Net Income Per Common Share	0.15	0.07	0.27	0.13

NOTE 4 - NOTES PAYABLE

In 2004 the Company established a $25,000,000 credit facility from a bank with a $15,000,000 borrowing base. Any increases in the borrowing base are subject to written consent by the financial institution. The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 5.04% per annum, and is payable monthly. Annual fees for the facility were 1/8 of one percent of the unused portion of the borrowing base. Amounts borrowed under the revolving credit facility are due in April 2007. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1. During the six months ended June 30, 2005, the Company paid a total of $5,000,000 of the amounts borrowed during 2004, using the proceeds from the exercise of warrants for the Company’s common stock. As of June 30, 2005, $5,000,000 remained outstanding on this credit facility.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

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

NOTE 5 - ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the six months ended June 30, 2005 is as follows:

Balance, January 1, 2005	$1,267,993
Accretion expense	49,325
Balance, June 30, 2005	$1,317,318

NOTE 6 - STOCKHOLDERS’ EQUITY

Warrants exercised - During the six months ended June 30, 2005, the Company issued 1,299,916 shares of common stock for the exercise or warrants resulting in proceeds of $6,012,673. Exercise prices ranged from $1.75 to $7.32.

Shares issued in property acquisition - During the six months ended June 30, 2005, the Company issued 20,000 shares of restricted common stock, valued at $261,600, or $13.08 per share, as part of the acquisition cost for leasing acreage in Kansas as disclosed in Note 3.

Options issued - On January 1, 2005, the Company granted nonqualified stock options to directors and employees to purchase 375,000 shares of common stock at $8.30 per share through July 1, 2010. The pro forma stock-based employee compensation expense determined under the fair value method for these options, net of related tax effects, for the year ending December 31, 2005 would be $323,126.

Warrants extended - On June 30, 2005, the Company extended the expiration date of 36,250 warrants with an exercise price of $1.75. The warrants were set to expire June 30, 2005 and were extended an additional six months to December 31, 2005. The incremental value associated with the extension of these warrants was determined to be immaterial.

NOTE 7 - CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit - A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma, New Mexico and Kansas totaling $299,029 to allow the Company to do business in those states. The standby letters of credit are valid through May 2006 and are collateralized by the revolving credit facility with the bank. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to June 30, 2005, warrant holders exercised 1,700 warrants with an exercise price of $1.75 per share.

Subsequent to June 30, 2005, the Company closed an equity offering including the sale of 970,874 shares of common stock at a price of $10.30 per share, for gross proceeds of $10,000,000. Additionally, the Company assigned 149,658 call options to the investors.

Subsequent to June 30, 2005, the Company paid $5,000,000 to repay the outstanding amount on the company’s line of credit.

Subsequent to June 30, 2005, the Company paid $168,000 of the remaining cost for the acquisition of the property in Kansas as discussed in Note 3.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - For the Three Months Ended June 30, 2005

Oil and natural gas sales. For the three months ended June 30, 2005, oil and natural gas sales revenue increased $2,836,140 to $4,628,554, compared to $1,792,414 for the same period during 2004. Oil sales increased $2,531,574 and natural gas sales increased $304,566. The increases were the result of our acquisitions in 2004, increased sales volumes and average realized sales prices. For the three months ended June 30, 2005, oil sales volume increased 47,570 barrels to 92,233 barrels, compared to 44,663 barrels for the same period in 2004. The average realized per barrel oil price increased 25% from $36.02 for the three months ended June 30, 2004 to $44.97 for the three months ended June 30, 2005. For the three months ended June 30, 2005, gas sales volume increased 44,175 thousand cubic feet (MCF) to 84,968 MCF, compared to 40,793 MCF for the same period in 2004. The average realized natural gas price per MCF increased 51% from $3.76 for the three months ended June 30, 2004 to $5.66 for the three months ended June 30, 2005.

Lease operating expenses. Our lease operating expenses increased from $403,531 or $8.42 per barrel of oil equivalent (BOE) for the three months ended June 30, 2004 to $626,199 or $5.89 per BOE for the three months ended June 30, 2005. The increase in total was due to properties acquired after the first quarter 2004.

Production taxes. Our production taxes as a percentage of oil and natural gas sales increased from 7% during the three months ended June 30, 2004 to 8% for the three months ended June 30, 2005. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may adjust its production tax.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $278,577 to $483,283 for the three months ended June 30, 2005, compared to the same period in 2004. The increase was a result of an increase in volume and in the average depreciation, depletion and amortization rate from $3.49 per BOE during the three months ended June 30, 2004 to $4.50 per BOE during the three months ended June 30, 2005. The increased depreciation, depletion and amortization rate was the result of a revision to our reserves and increased capitalized costs and development costs from the properties acquired in 2004.

General and administrative expenses. General and administrative expenses increased by $110,030 to $273,599 for the three months ended June 30, 2005, compared to the same period in 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest expense (net of interest income). Interest expense increased $17,879 to $76,877 for the three months ended June 30, 2005 when compared to the same period in 2004. The increase was due to an increase in outstanding debt with the use of our credit facility in our latest acquisition.

Income tax expense. Our effective tax rate was 37% during the three months ended June 30, 2004 and remained steady at 37% for the three months ended June 30, 2005.

Net income. Net income increased from $548,548 for the three months ended June 30, 2004 to $1,731,974 for 2005. The primary reasons for this increase include the acquisitions we made in 2004, development of our properties, an increase in volumes sold and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Results of Operations - For the Six Months Ended June 30, 2005

Oil and natural gas sales. For the six months ended June 30, 2005, oil and natural gas sales revenue increased $5,550,475 to $8,543,289, compared to $2,992,814 for the same period during 2004. Oil sales increased $4,942,549 and natural gas sales increased $607,926. The increases were the result of increased sales volumes and average realized sales prices. For the six months ended June 30, 2005, oil sales volume increased 91,048 barrels to 169,494 barrels, compared to 78,446 barrels for the same period in 2004. The average realized per barrel oil price increased 30% from $34.92 for the six months ended June 30, 2004 to $45.32 for the six months ended June 30, 2005. For the six months ended June 30, 2005, gas sales volume increased 108,167 thousand cubic feet (MCF) to 168,283 MCF, compared to 60,116 MCF for the same period in 2004. The average realized natural gas price per MCF increased 21% from $4.22 for the six months ended June 30, 2004 to $5.12 for the six months ended June 30, 2005.

Lease operating expenses. Our lease operating expenses increased from $719,820 or $8.59 per barrel of oil equivalent (BOE) for the six months ended June 30, 2004 to $1,438,436 or $7.28 per BOE for the six months ended June 30, 2005. The increase in total was due to properties acquired during 2004.

Production taxes. Our production taxes as a percentage of oil and natural gas sales increased from 7% during the six months ended June 30, 2004 to 8% for the six months ended June 30, 2005. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may adjust its production tax.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $589,056 to $904,882 for the six months ended June 30, 2005, compared to the same period in 2004. The increase was a result of an increase in volume and in the average depreciation, depletion and amortization rate from $3.49 per BOE during the six months ended June 30, 2004 to $4.50 per BOE during the six months ended June 30, 2005. The increased depreciation, depletion and amortization rate was the result of a revision to our reserves and increased capitalized costs and development costs from the properties acquired in 2004.

General and administrative expenses. General and administrative expenses increased by $201,333 to $543,104 for the six months ended June 30, 2005, compared to the same period in 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest expense (net of interest income). Interest expense increased $102,165 to $170,276 for the six months ended June 30, 2005 when compared to the same period in 2004. The increase was due to an increase in outstanding debt with the use of our credit facility in our latest acquisition.

Income tax expense. Our effective tax rate was 37% during the three months ended June 30, 2004 and remained steady at 37% for the three months ended June 30, 2005.

Net income. Net income increased from $858,190 for the six months ended June 30, 2004 to $3,045,227 for 2005. The primary reasons for this increase include acquisitions we made in 2004, development of our properties, an increase in volumes sold and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

		Net Production Volume	Net Revenue
	Texas Leases	52,088 BBLS	$2,242,853
	Oklahoma Leases	30,441 BBLS	$1,524,558
	New Mexico Leases	86,965 BBLS	$3,914,095

GAS

		Net Production Volume	Net Revenue
	Texas Leases	16,551 MCF	$67,179
	Oklahoma Leases	21,362 MCF	$80,334
	New Mexico Leases	69,380 MCF	$463,869
	Kansas	60,991 MCF	$250,401

Significant Subsequent Events occurring after June 30, 2005:

Subsequent to June 30, 2005, the Company closed an equity offering including the sale of 970,874 shares of common stock at a price of $10.30 per share, for gross proceeds of $10,000,000.  Additionally, the Company assigned 149,658 call options to the investors.

Subsequent to June 30, 2005, the Company paid $5,000,000 to repay the outstanding amount on the company’s line of credit.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2005, the Company had cash on hand of $1,405,168, compared to $1,253,969 as of December 31, 2004. The Company had positive net cash flows from operations for the six months ended June 30, 2005 of $5,618,615, compared to $1,444,687 for the same period 2004. Other significant sources of cash inflow include the receipt of $6,012,673 during the six months ended June 30, 2005 and $130,500 for the same period in 2004 from the exercise of warrants for the Company’s restricted common stock and $1,000,000 from the issuance of notes payable in 2004. The most significant cash outflows during the six months ended June 30, 2005 and 2004 were capital expenditures of $6,480,089 in 2005 and $1,525,178 in 2004, repayment of debt on the Company’s credit facility of $5,000,000 in 2005 and payment of deferred offering costs of $204,701 for the public offering that was completed later in 2004.

In 2004 the Company established a $25,000,000 credit facility from a bank with a $15,000,000 borrowing base. Any increases in the borrowing base are subject to written consent by the financial institution. The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 5.04% per annum, and is payable monthly. Annual fees for the facility were 1/8 of one percent of the unused portion of the borrowing base. Amounts borrowed under the revolving credit facility are due in April 2007. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1. During the six months ended June 30, 2005, the Company paid a total of $5,000,000 of the amounts borrowed during 2004, using the proceeds from the exercise of warrants for the Company’s common stock. As of June 30, 2005, $5,000,000 remained outstanding on this credit facility.

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

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. Such statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The terms “expect,””anticipate,””intend,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

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

Part II - Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2005, the Company issued 1,194,469 shares of common stock as a result of warrant holders exercising warrants. Of this total, 151,550 warrants had an exercise price of $1.75 per share and 1,042,919 warrants had an exercise price of $5.00 per share. The Company received $5,479,808 from the exercises. The shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued in exchange for the warrants had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in these transactions.

During the six months ended June 30, 2005, the Company issued 20,000 shares of common stock as partial consideration for an acquisition in Kansas that has not yet closed. The shares were valued at $261,600, or $13.08 per share. The shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued in exchange for the warrants had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in these transactions.

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: July 28, 2005	By: /s/ Lloyd Tim Rochford
Lloyd Tim Rochford
President, Chief Executive Officer

Dated: July 28, 2005	By: /s/ Stanley McCabe
Stanley McCabe
Treasurer, Secretary

Dated: July 28, 2005	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer