Form 10KSB/A
period 2004-12-31
ARENA RESOURCES INC
filed 2005-10-17
CIK 1123871

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
Or
|__| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

_________________

Commission file number 001-31657

_________________

Arena Resources, Inc.
(Name of small business issuer in its charter)

Nevada	73-1596109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4920 South Lewis Avenue, Suite 107 Tulsa, Oklahoma	74105
(Address of Principal Executive Offices)	(Zip Code)

(918) 747-6060
(Issuer's Telephone Number, Including Area Code)
_________________

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common - $0.001 Par Value	American Stock Exchange

        Securities registered under Section 12(g) of the Exchange Act: None

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

        State issuer's revenues for its most recent fiscal year. $8,453,739

        As of March 10, 2005, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price of $12.61 per share, was approximately $97,905,351. As of March 10, 2005, the issuer had outstanding 10,194,304 shares of common stock ($0.001 par value).

        Transitional Small Business Disclosure Format (check one): Yes |_|   No |X|

Explanatory Note

               The purpose of this Amendment No. 1 to the Annual Report on Form 10-KSB of Arena Resources, Inc. for the year ended December 31, 2004 (the “Original Form 10-KSB”) is to clarify the disclosure made in Item 8A regarding our controls and procedures.

               This Amendment No. 1 amends and restates in its entirety Part II, Item 8A of the Original Form 10-KSB. This Amendment No. 1 continues to reflect circumstances as of the date and time of the filing of the Original Form 10-KSB and does not reflect events occurring after the filing of the Original Form 10-KSB or modify or update any other disclosures in any way.

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

Competitive Business Conditions

               We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

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

               The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil and natural gas industry are subject to the same regulatory requirements and restrictions that affect our operations.

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

The following table summarizes our total net proved reserves and pre-tax PV10 value as of December 31, 2004.

Geographic Area	Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value

New Mexico	8,659,448	4,165,346	9,353,672	$132,918,983
Texas	7,777,328	2,204,548	8,144,753	127,273,059
Oklahoma	3,113,888	168,756	3,142,014	36,583,892
Kansas	--	3,460,891	576,815	5,680,048

Total	19,550,664	9,999,541	21,217,254	$302,455,982

Proved Reserves

               Our 21,217,254 Boe of proved reserves, which consist of approximately 92% oil and 8% natural gas, are summarized below as of December 31, 2004, on a net pre-tax PV10 value basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

               As of December 31, 2004, New Mexico proved reserves had a net pre-tax PV10 value of $132.9 million, our proved reserves in Texas had a net pre-tax PV10 value of $127.2 million, our proved reserves in Oklahoma had a net pre-tax PV10 value of $36.6 million and our proved reserves in Kansas had a net pre-tax PV10 value of $5.7 million.

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

               Our proved reserves as of December 31, 2004 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Future Capital Expenditures (in thousands)
New Mexico:
PDP	2,273,402	2,070,556	2,618,495	12%	$31,268	$-
PDNP	326,902	250,734	368,691	2%	4,696	-
PUD	6,059,144	1,844,056	6,366,487	30%	96,955	11,541

Total Proved:	8,659,448	4,165,346	9,353,672	44%	$132,919	$11,541

Texas:
PDP	1,661,082	584,328	1,758,470	8%	$17,293	$-
PDNP	-	-	-	0%	-	-
PUD	6,116,246	1,620,220	6,386,283	30%	109,980	44,684

Total Proved:	7,777,328	2,204,548	8,144,753	38%	$127,273	$44,684

Oklahoma:
PDP	459,907	168,756	488,033	3%	$4,731	$-
PDNP	-	-	-	0%	-	-
PUD	2,653,981	-	2,653,981	12%	31,853	5,375

Total Proved:	3,113,888	168,756	3,142,014	15%	$36,584	$5,375

Kansas:
PDP	-	1,540,891	256,815	1%	$2,818	$-
PDNP	-	-	-	0%	-	-
PUD	-	1,920,000	320,000	2%	2,862	375

Total Proved:	-	3,460,891	576,815	3%	$5,680	$375

Total:
PDP	4,394,391	4,364,531	5,121,813	24%	$56,110	$-
PDNP	326,902	250,734	368,691	2%	4,696	-
PUD	14,829,371	5,384,276	15,726,750	74%	241,650	61,975

Total Proved:	19,550,664	9,999,541	21,217,254	100%	$302,456	$61,975

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs(1)

2005	3,108,084	2,159,540	3,468,007	$12,406,208
2006	6,041,222	1,832,581	6,346,652	22,620,434
2007	4,517,791	1,056,016	4,693,794	16,532,000

	13,667,097	5,048,137	14,508,453	51,558,642

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

               East Hobbs Unit – Lea County, New Mexico. In May 2004 we acquired an 82.24% working interest and a 67.6% net revenue interest in this lease primarily from EnerQuest Oil and Gas, Ltd., an unaffiliated company, for a cash payment of $10,008,440. Although the Purchase and Sales Agreement transferred the revenue and the related operating costs from East Hobbs to us beginning March 1, 2004, Arena did not control the property interests until May 7, 2004. As a result, the acquisition date for accounting purposes was May 7, 2004 and the operations of East Hobbs’ operations were included in our results of operations from May 7, 2004. Revenues and operating costs for the months of March and April were estimated and treated as adjustments to the purchase price. This lease covers approximately 920 acres. At the date of acquisition, there were 20 operating oil and gas wells. We drilled an additional six wells, all of which were successfully completed, and washed down one other well during 2004. We believe this property can support up to six additional wells, which are included in our estimate of PUD. This lease is held by production.

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

               Eva South Morrow Sand Unit –Texas County, Oklahoma. We own a 100% working interest and an 85.41% net revenue interest in this lease which was also acquired in July 2002. This lease was acquired from Ensign Operating Company, an unaffiliated company, for a cash payment of $827,500. The lease consists of approximately 489 acres and has seven producing wells, with a possibility for two additional wells, which have been included in our estimate of our PUD. This lease is held by production.

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

	Developed Acreage		Undeveloped Acreage		Total Acreage

	Gross	Net	Gross	Net	Gross	Net

New Mexico	4,960	3,294	--	--	4,960	3,294
Texas	14,767	11,251	--	--	14,767	11,251
Oklahoma	5,689	4,242	--	--	5,689	4,242
Kansas	1,280	1,024	1,560	1,256	2,840	2,280

Total	26,696	19,811	1,560	1,256	28,256	21,067

Production History

               The following table presents the historical information about our produced natural gas and oil volumes.

	Year Ended December 31,
	2002	2003	2004

Oil production (Bbls)	58,717	117,646	195,166
Natural gas production (Mcf)	46,819	67,329	169,002
Total production (Boe)	66,520	128,868	223,333
Daily production (Boe/d)	182	353	612
Average sales price:
Oil (per Bbl)	$26.09	$29.06	$39.26
Natural gas (per Mcf)	2.67	3.67	4.93
Total (per Boe)	24.91	28.44	38.09
Average production cost (per Boe)	$8.94	$8.92	$8.90

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

	For the Years Ended December 31,
	2002	2003	2004
Acquisition of proved properties	$2,659,832	$2,470,821	$21,063,816
Acquisition of unproved properties	-	147,000	43,082
Exploration costs	-	326,410	216,805
Development costs	579,153	849,864	4,027,754
Acquisition of support and office equipment	29,388	-	19,629
Asset retirement costs recognized upon adoption of SFAS No. 143	-	221,218	607,133

Total Costs Incurred	$3,268,373	$4,015,313	$25,978,219

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

               The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	December 31,

	2003	2004

Future cash inflow	$218,026,254	$814,346,791
Future production costs	(64,157,199)	(171,518,828)
Future development costs	(13,609,584)	(61,975,106)
Future income tax expense	(45,778,941)	(187,392,403)

Future net cash flows	94,480,730	393,460,454

10% annual discount for estimated timing of cash flows	(49,474,633)	(188,219,704)

Standardized measure of discounted future net cash flows	$45,006,097	$205,240,750

               The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,

	2003	2004

Beginning of the year	$27,997,824	$45,006,097
Purchase of minerals in place	21,333,720	142,824,938

Extensions, discoveries and improved recovery, less related costs	691,469	347,652
Development costs incurred during the year	320,102	5,387,638
Sales of oil and gas produced, net of production costs	(2,302,405)	(5,876,333)
Accretion of discount	3,012,793	4,882,064
Net change in prices and production costs	8,222,075	74,777,221
Net change in estimated future development costs	39,219	(3,187,159)
Revision of previous quantity estimates	(53,098)	42,149,044
Revision of estimated timing of cash flows	(5,468,732)	(27,509,967)
Net change in income taxes	(8,786,869)	(73,560,445)

End of the Year	$45,006,097	$205,240,750

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

Period	High Sale or Bid	Low Sale or Bid
1st Quarter 2003	$4.35	$4.25
2nd Quarter 2003	5.99	4.35
3rd Quarter 2003	5.82	5.45
4th Quarter 2003	6.10	5.40

1st Quarter 2004	$7.08	$5.85
2nd Quarter 2004	9.65	6.98
3rd Quarter 2004	7.46	5.98
4th Quarter 2004	8.79	6.80

1st Quarter 2005 (through March 10, 2005)	$13.40	$8.35

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

Results of Operations

               The following table sets forth selected operating data for the periods indicated:

	For the Years Ended December 31,
	2002	2003	2004

Net production:
Oil (Bbls)	58,717	117,646	195,116
Natural gas (Mcf)	46,819	67,329	169,002

Net sales:
Oil	$1,532,045	$3,418,480	$7,661,006
Natural gas	124,992	246,997	821,124

Average sales price:
Oil (per Bbl)	$26.09	$29.06	$39.26
Natural gas (per Mcf)	2.67	3.67	4.86

Production costs and expenses
Lease operating expenses	$594,863	$1,149,136	$1,975,835
Production taxes	117,164	269,563	629,703
Depreciation, depletion and amortization expense	151,197	360,282	1,011,602
General and administrative expenses	248,018	557,576	670,325

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

Year	Long-Term Debt	Lease Obligation	Total Cash Obligation
2005	$-	$24,400	$24,400
2006	400,000	-	400,000
2007	10,000,000	-	10,000,000

Total	$10,400,000	$24,400	$10,424,400

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

               We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of the end of the fiscal year ended December 31, 2004, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based upon their evaluation of those controls and procedures, the chief executive officer and the principal financial officer of the Company concluded that as of the end of such period our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports we file or submit under the Securities Exchange Act of 1934.

               We made no change in our internal control over financial reporting during our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards

Name and Principal Position	Year	Salary(1)	Bonus	Securities Underlying Options(2)

Lloyd T. Rochford President and Chief Executive Officer	2002	$ 36,000	$ -	$ -
	2003	$ 36,000	$ -	$229,742
	2004	$ 36,000	$ -	$ -

Stanley M. McCabe Chairman of the Board	2002	$ 36,000	$ -	$ -
	2003	$ 36,000	$ -	$229,742
	2004	$ 36,000	$ -	$ -

William R. Broaddrick Vice President, Chief Financial Officer	2002	$ 45,000	$ 6,000	$ -
	2003	$ 47,927	$ -	$459,484
	2004	$ 51,500	$ 4,167	$ -

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

Name	Shares Acquired on Exercise	Value Realized ($)	Number of Unexercised Securities Underlying Options/SARs at FY-End (#) Exercisable Unexercisable	Value of Unexercisable In-The-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Lloyd T. Rochford	0	0	25,000/100,000	$120,000/$480,000
Stanley M. McCabe	0	0	25,000/100,000	$120,000/$480,000
William R. Broaddrick	0	0	50,000/200,000	$240,000/$960,000
Charles M. Crawford	0	0	10,000/40,000	$48,000/$192,000
Chris V. Kemendo, Jr.	0	0	10,000/40,000	$48,000/$192,000
Clayton E. Woodrum	0	0	10,000/40,000	$37,000/$148,000
Phillip W. Terry	0	0	50,000/200,000	$240,000/$960,000
Raymond H. Estep	0	0	20,000/80,000	$96,000/$384,000

The following table sets forth information concerning our executive stock option plan as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,000,000	3.76	500,000

Equity compensation plans not approved by security holders	-	-	-

Total	1,000,000	3.76	500,000

Item 11:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

	Shares of Common Stock Beneficially Owned

Name	Number	Percent

Lloyd T. Rochford	1,262,600 (1)	12%
Stanley M. McCabe	1,263,000 (2)	12%
William R. Broaddrick	104,500 (3)	1%
Charles M. Crawford	20,000 (4)	*
Chris V. Kemendo, Jr	20,100 (5)	*
Clayton E. Woodrum	10,000 (6)	*

All directors and executive officers	2,680,200 (7)	26%

(1)	Includes 25,000 shares issuable upon the exercise of stock options that are currently exercisable and 25,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(2)	Includes 25,000 shares issuable upon the exercise of stock options that are currently exercisable and 25,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(3)	Includes 50,000 shares issuable upon the exercise of stock options that are currently exercisable and 50,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(4)	Includes 10,000 shares issuable upon the exercise of stock options that are currently exercisable and 10,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(5)	Includes 10,000 shares issuable upon the exercise of stock options that are currently exercisable and 10,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(6)	Includes 10,000 shares issuable upon the exercise of stock options that are currently exercisable.
(7)	Includes 130,000 shares issuable upon the exercise of stock options that are currently exercisable and 120,000 shares issuable upon the exercise of stock options that are exercisable within 60 days by all executive officers and directors.
*	Represents beneficial ownership of less than 1%

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

Item 13:	Exhibits

Exhibit Index:

3.1	Articles of Incorporation of Arena Resources, Inc. (i)

3.2	By-Laws of Arena Resources, Inc. (i)

10.1	Business Loan Agreement, dated as of April 14, 2004, among Arena Resources, Inc. and MidFirst Bank, N.A. (ii)

10.2	Business Loan Agreement, dated as of May 7, 2004, among Arena Resources, Inc. and MidFirst Bank, N.A. (ii)

10.3	Business Loan Agreement, dated as of November 16, 2004, among Arena Resources, Inc. and MidFirst Bank, N.A. (iii)

10.4	East Hobbs Purchase and Sales Agreement Dated April 22, 2004 (ii)

10.5	Fuhrman-Mascho Purchase and Sales Agreements Dated December 1, 2004 (iii)

23	Consent of Lee Keeling and Associates, Inc., Independent Petroleum Engineers

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

(i)     Incorporated herein by reference to the exhibits to Arena Resources, Inc.‘s Form SB-1 filed January 2, 2001 (SEC File No. 333-46164).

(ii)    Incorporated herein by reference to the exhibits to Arena Resources, Inc.‘s From 8-K filed May 18, 2004.

(iii)   Incorporated herein by reference to the exhibits to Arena Resources’ Form 10-KSB filed March 17, 2005.

Item 14:	Principal Accountant Fees and Services

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

ARENA RESOURCES, INC.

By:	/s/ Lloyd T. Rochford

Mr. Lloyd T. Rochford, President,
Chief Executive Officer

Date: October 14, 2005

By:	/s/ Stanley McCabe

Mr. Stanley McCabe
Treasurer, Secretary

Date: October 14, 2005

By:	/s/ William R. Broaddrick

Mr. William R. Broaddrick
Chief Financial Officer

Date: October 14, 2005

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Lloyd T. Rochford

Mr. Lloyd T. Rochford, President,
Chief Executive Officer

Date: October 14, 2005

By:	/s/ Stanley McCabe

Mr. Stanley McCabe
Treasurer, Secretary

Date: October 14, 2005

By:	/s/ Charles Crawford

Mr. Charles Crawford
Director

Date: October 14, 2005

By:	/s/ Chris V. Kemendo, Jr.

Mr. Chris V. Kemendo, Jr.
Director

Date: October 14, 2005

By:	/s/ Clayton E. Woodrum

Mr. Clayton E. Woodrum
Director

Date: October 14, 2005

ARENA RESOURCES, INC.

HANSEN, BARNETT & MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANT
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Arena Resources, Inc.

We have audited the accompanying balance sheets of Arena Resources, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
January 14, 2005

ARENA RESOURCES, INC.
BALANCE SHEETS

December 31,	2004	2003

ASSETS
Current Assets
Cash	$1,253,969	$1,076,676
Account receivable	1,149,513	388,910
Joint interest billing receivable	61,805	-
Short-term investments	-	25,234
Prepaid expenses	33,136	28,935

Total Current Assets	2,498,423	1,519,755

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	34,421,920	8,463,400
Drilling advances	900,000	351,000
Equipment	26,687	48,480
Office equipment	60,401	18,978

Total Property and Equipment	35,409,008	8,881,858
Less: Accumulated depreciation and amortization	(1,565,124)	(559,229)

Net Property and Equipment	33,843,884	8,322,629

Deferred Offering Costs	-	130,872

Total Assets	$36,342,307	$9,973,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,805,865	$229,522
Accrued liabilities	34,800	18,440
Put option	-	2,905

Total Current Liabilities	1,840,665	250,867

Long-Term Liabilities
Notes payable	10,000,000	-
Notes payable to related parties	400,000	400,000
Put option	95,033	-
Asset retirement liability	1,267,993	607,200
Deferred income taxes	2,129,993	656,759

Total Long-Term Liabilities	13,893,019	1,663,959

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 9,132,910 shares and 7,162,097 shares outstanding, respectively	9,133	7,162
Additional paid-in capital	15,223,135	6,994,925
Options and warrants outstanding	2,553,159	813,164
Retained earnings	2,823,196	243,179

Total Stockholders' Equity	20,608,623	8,058,430

Total Liabilities and Stockholders' Equity	$36,342,307	$9,973,256

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.
STATEMENTS OF OPERATIONS

For the Years Ended December 31,	2004	2003

Oil and Gas Revenues	$8,482,130	$3,665,477

Costs and Operating Expenses
Oil and gas production costs	1,975,835	1,149,136
Oil and gas production taxes	629,703	269,563
Depreciation, depletion and amortization	1,011,602	360,282
General and administrative expense	670,325	557,576

Total Costs and Operating Expenses	4,287,465	2,336,557

Other Income (Expense)
Gain from change in fair value of put options	68,251	47,699
Accretion expense	(53,729)	(32,212)
Interest expense	(155,936)	(38,798)

Net Other Income (Expense)	(141,414)	(23,311)

Income Before Provision for Income Taxes and Cumulative
Effect of Change in Accounting Principle	4,053,251	1,305,609

Provision for Deferred Income Taxes	(1,473,234)	(484,298)

Income Before Cumulative Effect of Change
in Accounting Principle	2,580,017	821,311

Cumulative Effect of Change in Accounting Principle	-	(11,813)

Net Income	$2,580,017	$809,498

Basic Earnings Per Share
Before cumulative effect of change in accounting principle	$0.33	$0.12
Net Income	0.33	0.12
Diluted Earnings Per Share
Before cumulative effect of change in accounting principle	$0.30	$0.11
Net Income	0.30	0.11

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

	Common Stock
			Additional	Options and		Total
	Shares	Amount	Paid-In Capital	Warrants Outstanding	Retained Earnings	Stockholders' Equity

Balance December 31, 2002	6,282,056	$6,282	$5,287,189	$382,040	$(566,319)	$5,109,192
Issuance for cash	790,294	790	1,274,256	436,154	-	1,711,200
Issuance of warrants as consulting fee
for 2002 offering	-	-	(15,922)	15,922	-	-
Cancellation of shares for extension
of lock up	(500)	(0)	0	-	-	-
Issuance of common stock for services	13,847	14	75,026	-	-	75,040
Warrants exercised	19,400	19	54,883	(20,952)	-	33,950
Issuance of common stock
in property acquisitions	57,000	57	319,493	-	-	319,550
Net Income	-	-	-	-	809,498	809,498

Balance December 31, 2003	7,162,097	7,162	6,994,925	813,164	243,179	8,058,430
Warrants exercised	78,300	78	395,843	(41,796)	-	354,125
Issuance for cash	1,667,500	1,668	6,469,225	1,781,791	-	8,252,684
Issuance of common stock in property
acquisitions, net of call option received	225,013	225	1,363,142	-	-	1,363,367
Net Income	-	-	-	-	2,580,017	2,580,017
Balance December 31, 2004	9,132,910	$9,133	$15,223,135	$2,553,159	$2,823,196	$20,608,623

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.
STATEMENTS OF CASH FLOWS

For the Years Ended December 31	2004	2003

Cash Flows From Operating Activities
Net income	$2,580,017	$809,498
Adjustments to reconcile net income to net cash provided by operating activities:
Shares issued for services	-	75,040
Depreciation, depletion and amortization	1,011,602	360,282
Gain from change in fair value of put option	(68,251)	(47,699)
Cumulative effect of change in accounting principle	-	11,813
Loss on sale of equipment	5,586	-
Accretion of discounted asset retirement liability and note payable	83,730	32,212
Changes in assets and liabilities:
Accounts receivable	(656,864)	(119,474)
Prepaid expenses	(4,201)	(27,807)
Accounts payable and accrued liabilities	1,570,831	74,787
Deferred income taxes	1,473,234	484,298

Net Cash Provided by Operating Activities	5,995,684	1,652,950

Cash Flows from Investing Activities
Proceeds from sale of equipment	10,500	-
Cash payments on purchase of East Hobbs property	(1,028,000)	-
Cash payments on purchase of Furhman-Mascho property	(711,802)	-
Purchase and development of oil and gas properties	(4,802,141)	(3,050,558)
Purchase of property, plant & equipment	-	(26,686)
Maturity of long-term investment	25,234	51,268
Purchase of office equipment	(41,423)	(4,306)

Net Cash Used in Investing Activities	(6,547,632)	(3,030,282)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	8,383,557	1,580,328
Proceeds from exercise of warrants	354,124	33,950
Issuance of note payable	2,000,000	-
Payment of notes payable	(10,008,440)	-
Collection of common stock subscription receivable	-	157,500
Payment of accrued dividends to preferred stockholders	-	(114,685)

Net Cash Provided by Financing Activities	729,241	1,657,093

Net Increase in Cash	177,293	279,761

Cash at Beginning of Year	1,076,676	796,915

Cash at End of Year	$1,253,969	$1,076,676

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)

For the Years Ended December 31	2004	2003

Supplemental Cash Flow Information
Cash paid for interest	$158,950	$38,798

Non-Cash Investing and Financing Activities
Common stock issued for properties	$34,500	$319,550
Asset retirement obligation incurred in property acquisition	-	338,271

East Hobbs property was acquired as follows:
Fair value of assets acquired	$10,319,647
Liabilities assumed	(78,654)
Notes payable incurred	(9,008,440)
Common stock issued	(204,553)

Cash paid	$1,028,000

Fuhrman-Mascho property was acquired as follows:
Fair value of assets acquired	$11,479,742
Liabilities assumed	(513,247)
Note payable incurred, net of $30,000 unamortized discount	(8,970,000)
Put options issued	(160,379)
Common stock issued	(1,260,091)
Call options received	135,777

Cash paid	$711,802

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

For the Years Ended December 31,	2004	2003

Net income, as reported	$2,580,017	$809,498
Deduct: Total stock-based employee compensation expense determined under the
fair value based method for all awards, net of related tax effects	(345,068)	(372,935)

Pro Forma Net Income	$2,234,949	$436,563

Earnings Per Share
Basic, as reported	$0.33	$0.12
Basic, pro forma	0.28	0.06

Diluted, as reported	0.30	0.11
Diluted, pro forma	0.25	0.06

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

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 – EARNING PER SHARE INFORMATION

For the Years Ended December 31,	2004	2003

Income before cumulative effect of change in accounting principle	$2,580,017	$821,311
Cumulative effect of change in accounting principle	-	(11,813)

Net Income	$2,580,017	$809,498

Basic Weighted-Average Common Shares Outstanding	7,873,213	6,759,858
Effect of dilutive securities
Warrants	524,173	231,476
Stock options	296,792	250,342

Diluted Weighted-Average Common Shares Outstanding	8,694,178	7,241,676

Basic Earnings Per Share
Income before cumulative effect of change in accounting principle	$0.33	$0.12
Net income	0.33	0.12
Diluted Earnings Per Share
Income before cumulative effect of change in accounting principle	$0.30	$0.11
Net Income	0.30	0.11

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

Accounts receivable	$165,544
Oil and gas properties subject to amortization	10,154,103

Total Assets	10,319,647

Accounts payable	(21,872)
Asset retirement obligation	(56,782)

Total Liabilities Assumed	(78,654)

Net Assets Acquired	$10,240,993

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

Oil and gas properties subject to amortization	$11,479,742
Asset retirement obligation	(513,247)

Net Assets Acquired	$10,966,495

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the East Hobbs and the Fuhrman-Mascho properties had been completed on January 1, 2004 and 2003, respectively:

For the Years Ended December 31,	2004	2003

	(Unaudited)
Oil and Gas Revenues	$11,493,181	$7,885,740
Income from Operations Before Cumulative Effect of Change in
Accounting Principle	2,962,165	1,176,416
Net Income	2,962,165	1,164,603

Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$0.37	$0.17
Net income	0.37	0.17
Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$0.34	$0.16
Net income	0.34	0.16

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

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

The reconciliation of the asset retirement obligation for the years ended December 31, 2003 and 2004 is as follows:

Balance, January 1, 2003	$236,718
Liabilities incurred	338,270
Accretion expense	32,212

Balance, December 31, 2003	607,200
Liabilities incurred	607,063
Accretion expense	53,730

Balance, December 31, 2004	$1,267,993

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

Stock purchase warrants issued and exercised during the years ended December 31, 2004 and 2003 are summarized as follows:

	2004		2003

	Warrants	Weighted-Average Exercise Price	Warrants	Weighted-Average Exercise Price

Outstanding at beginning of the year	1,435,723	$4.47	507,200	$3.58
Issued	1,957,500	7.46	947,923	4.89
Exercised	(78,300)	4.52	(19,400)	1.75

Outstanding at End of Year	3,314,923	$6.23	1,435,723	$4.47

Stock purchase warrants outstanding at December 31, 2004 are as follows:

Warrants Outstanding	Exercise	Weighted-Average Remaining Contractual Life

190,300	$1.75	0.5 years
50,000	3.00	1.7
1,117,123	5.00	0.7
1,667,500	7.32	3.6
145,000	9.00	4.6
145,000	7.49	4.6

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

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

	Options	Weighted-Average Exercise Price

2003
Options granted	1,050,000	$3.75
Options forfeited	(50,000)	3.70

Options outstanding December 31, 2003	1,000,000	$3.76
Options outstanding December 31, 2004	1,000,000	$3.76

Options exercisable December 31, 2004	200,000	$3.76

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

NOTE 10 – INCOME TAXES

The provision for income taxes consisted of the following:

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

For the Years Ended December 31,	2004	2003

Current before benefit of operating loss carry forwards	$-	$83,686
Current benefit of operating loss carry forwards	-	(83,686)
Deferred	1,473,234	484,298

Provision for Income Taxes	$1,473,234	$484,298

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

For the Years Ended December 31,	2004	2003

Tax at federal statutory rate (34%)	$1,378,105	$443,907
Income not subject to tax	(24,493)	(17,364)
State tax, net of federal benefit	133,757	57,255
Effect of lower effective tax rates	(14,135)	-

Provision for Income Taxes	$1,473,234	$484,298

As of December 31, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of $73,118 which, if unused, will expire in 2022 and 2024. The net deferred tax liability consisted of the following:

December 31,	2004	2003

Deferred tax liabilities
Depreciation	$13,092	$41,152
Intangible drilling costs	2,291,116	648,126
Asset retirement costs	380,736	208,690

Total deferred tax liabilities	2,684,944	897,968

Deferred tax assets
Depletion and amortization	95,077	-
Asset retirement obligation	426,628	226,486
Operating loss carryforwards	33,246	14,723

Total deferred tax assets	554,951	241,209

Net Deferred Income Taxes	$2,129,993	$656,759

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

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

ARENA RESOURCES, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,	2004	2003

Unproved oil and gas properties	$388,581	$128,694
Proved oil and gas properties	33,426,276	8,334,706
Drilling advances on uncompleted projects	900,000	351,000
Support and office equipment	87,087	67,458

Total capitalized costs	34,801,944	8,881,858
Less accumulated depreciation and amortization	(1,447,081)	(559,229)

Net Capitalized Costs	$33,354,863	$8,322,629

Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31,	2004	2003

Acquisition of proved properties	21,063,816	2,470,821
Acquisition of unproved properties	43,082	147,000
Exploration costs	216,805	326,410
Development costs	4,027,754	849,864
Acquisition of support and office equipment	19,629	-
Asset retirement costs recognized according to SFAS No. 143	607,063	221,218

Total Costs Incurred	$25,978,149	$4,015,313

Results of Operations from Oil and Gas Producing Activities – The Company’s results of operations from oil and gas producing activities exclude interest expense, accretion expense, gain from change in fair value of put options and the cumulative effect of change in accounting principle. Income taxes are based on statutory tax rates, reflecting allowable deductions.

For the Years Ended December 31,	2004	2003

Oil and gas revenues	$8,482,130	$3,665,477
Production costs	(1,975,835)	(1,149,136)
Production taxes	(629,703)	(269,563)
Depreciation and amortization	(1,011,602)	(360,282)
General and administrative expense	(670,325)	(557,576)

Results of operations before income taxes	4,194,665	1,328,920
Provision for income taxes	(1,473,234)	(484,298)

Results of Oil and Gas Producing Operations	$2,721,431	$844,622

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

For the Years Ended December 31,	2004		2003

	Oil (1)	Gas (1)	Oil (1)	Gas (1)

Proved Developed and Undeveloped Reserves
Beginning of year	7,050,167	3,408,754	4,113,936	3,187,757
Purchases of minerals in place	8,764,087	6,431,437	3,175,357	570,924
Improved recovery and development	-	640,000	18,066	229,626

Production	(195,167)	(169,002)	(117,646)	(67,329)

Revision of previous estimate	3,931,577	(311,648)	(139,546)	(512,224)

End of year	19,550,664	9,999,541	7,050,167	3,408,754

Proved Developed at end of year	4,721,293	4,615,265	1,580,531	1,612,738

         1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Cash Flows

December 31,	2004	2003

Future cash flows	$814,346,791	$218,026,254
Future production costs	(171,518,828)	(64,157,199)
Future development costs	(61,975,106)	(13,609,384)
Future income taxes	(187,392,403)	(45,778,941)

Future net cash flows	393,460,454	94,480,730
10% annual discount for estimated timing of cash flows	(188,219,704)	(49,474,633)

Standardized Measure of Discounted Cash Flows	$205,240,750	$45,006,097

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Changes in Standardized Measure of Discounted Future Net Cash Flows

For the Years Ended December 31,	2004	2003

Beginning of the year	$45,006,097	$27,997,824
Purchase of minerals in place	142,824,938	21,333,720
Extensions, discoveries and improved recovery, less related costs	347,652	691,469
Development costs incurred during the year	5,387,638	320,102
Sales of oil and gas produced, net of production costs	(5,876,333)	(2,302,405)
Accretion of discount	4,882,064	3,012,793
Net changes in price and production costs	74,777,221	8,222,075
Net change in estimated future development costs	(3,187,159)	39,219
Revision of previous quantity estimates	42,149,044	(53,098)
Revision of estimated timing of cash flows	(27,509,967)	(5,468,732)
Net change in income taxes	(73,560,445)	(8,786,870)

End of the Year	$205,240,750	$45,006,097