Form 10-Q
period 2005-09-30
ARENA RESOURCES INC
filed 2005-11-01
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANCE ACT OF 1934

OR

FOR THE TRANSITION PERIOD From ________________ to ________________.

Commission File Number 001-31657

ARENA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1596109
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4920 South Lewis Street, Suite 107
Tulsa, Oklahoma 74105
(Address of principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of October 21, 2005, the Company had outstanding 13,062,452 shares of common stock ($0.001 par value).

INDEX

Arena Resources, Inc.
For the Quarter Ended September 30, 2005

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)	3

Condensed Balance Sheets as of September 30, 2005 and
December 31, 2004 (Unaudited)	4

Condensed Statements of Operations for the Three and Nine Months
Ended September 30, 2005 and 2004 (Unaudited)	5

Condensed Statements of Cash Flows for the Nine Months
Ended September 30, 2005 and 2004 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	18

Part II. Other Information

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures	21

Part I - Financial Information

Item 1.	Financial Statements:

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2005	2004

ASSETS
Current Assets
Cash	$6,571,237	$1,253,969
Accounts receivable	2,902,136	1,149,513
Joint interest billing receivable	28,727	61,805
Prepaid expenses	33,136	33,136

Total Current Assets	9,535,236	2,498,423

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	53,709,589	34,421,920
Drilling advances	-	900,000
Equipment	26,687	26,687
Office equipment	102,275	60,401
Total Property and Equipment	53,838,551	35,409,008
Less: Accumulated depreciation and amortization	(3,115,915)	(1,565,124)

Net Property and Equipment	50,722,636	33,843,884

Total Assets	$60,257,872	$36,342,307

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,446,884	$1,805,865
Accrued liabilities	171,855	34,800

Total Current Liabilities	1,618,739	1,840,665

Long-Term Liabilities
Notes payable	-	10,000,000
Notes payable to related parties	400,000	400,000
Put option	8,536	95,033
Asset retirement liability	1,370,567	1,267,993
Deferred income taxes	5,885,332	2,129,993

Total Long-Term Liabilities	7,664,435	13,893,019

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
12,502,827 shares and 9,132,910 shares outstanding, respectively	12,503	9,133
Additional paid-in capital	40,838,575	15,223,135
Options and warrants outstanding	794,991	2,553,159
Retained earnings	9,328,629	2,823,196

Total Stockholders' Equity	50,974,698	20,608,623

Total Liabilities and Stockholders' Equity	$60,257,872	$36,342,307

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Oil and Gas Revenues	$7,937,785	$2,516,970	$16,481,074	$5,509,784

Costs and Operating Expenses
Oil and gas production costs	946,380	564,933	2,384,816	1,284,753
Oil and gas production taxes	569,330	192,535	1,230,444	404,268
Depreciation, depletion and amortization	645,908	237,212	1,550,791	553,038
General and administrative expense	259,978	131,619	803,082	473,391

Total Costs and Operating Expenses	2,421,596	1,126,299	5,969,133	2,715,450

Other Income (Expense)
Gain from change in fair value of put options	20,627	-	86,497	2,905
Accretion expense	(25,158)	(13,007)	(74,484)	(38,072)
Interest expense	(19,266)	(60,296)	(189,541)	(128,407)

Net Other Income (Expense)	(23,797)	(73,303)	(177,528)	(163,574)

Income Before Provision for Income Taxes	5,492,392	1,317,368	10,334,413	2,630,760

Provision for Deferred Income Taxes	(2,032,185)	(487,319)	(3,828,980)	(942,521)

Net Income	$3,460,207	$830,049	$6,505,433	$1,688,239

Basic Net Income Per Common Share	0.30	0.10	0.62	0.23
Diluted Net Income Per Common Share	0.27	0.09	0.54	0.20

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30,	2005	2004

Cash Flows From Operating Activities
Net income	$6,505,433	$1,688,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,550,791	553,038
Provision for income taxes	3,828,980	942,521
Gain from change in fair value of put option	(86,497)	(2,905)
Loss on sale of equipment	-	5,585
Accretion of discounted liabilities	74,484	38,073
Changes in assets and liabilities:
Accounts and joint interest receivable	(1,719,545)	(295,218)
Prepaid expenses	-	(4,201)
Accounts payable and accrued liabilities	(295,567)	488,985

Net Cash Provided by Operating Activities	9,858,079	3,414,117

Cash Flows from Investing Activities
Proceeds from sale of equipment	-	10,500
Cash payments on purchase of East Hobbs	-	(1,028,000)
Purchase and development of oil and gas properties	(18,021,414)	(1,231,668)
Maturity of long term investment	-	25,234
Purchase of office equipment	(41,874)	(18,035)

Net Cash Used in Investing Activities	(18,063,288)	(2,241,969)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	9,916,749	8,434,823
Proceeds from exercise of warrants	13,605,728	189,500
Issuance of notes payable	-	1,000,000
Payment of notes payable	(10,000,000)	(10,008,440)

Net Cash Provided by (Used in) Financing Activities	13,522,477	(384,117)

Net Increase in Cash	5,317,268	788,031

Cash at Beginning of Period	1,253,969	1,076,676

Cash at End of Period	$6,571,237	$1,864,707

Supplemental Cash Flow Information
Cash paid for income taxes	$73,641	$-
Cash paid for interest	$189,541	$131,421

Non-Cash Investing and Financing Activities
Common stock issued for properties	$340,650	$-
Asset retirement obligation incurred in property acquisition	28,090	-
East Hobbs property was acquired as follows:
Fair value of assets acquired		$10,295,312
Liabilities assumed	-	(54,319)
Notes payable incurred	-	(9,008,440)
Common stock issued	-	(204,553)
Cash paid		$1,028,000

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-KSB as of December 31, 2004. The financial position and results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. Amortization expense for the nine months ended September 30, 2005 was $1,550,791 based on depletion at the rate of $4.52 per barrel of oil equivalent compared to $553,038 based on depletion at the rate of $3.64 per barrel of oil equivalent for the nine months ended September 30, 2004. These amounts include $13,936 and $8,628 of depreciation on equipment during the nine months ended September 30, 2005 and 2004, respectively.

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
SEPTEMBER 30, 2005

Income Per Common Share - Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

Concentration of Credit Risk and Major Customer - The Company currently has cash in excess of federally insured limits at September 30, 2005. During the nine months ended September 30, 2005, sales to two customers represented 70% and 14%, respectively. At September 30, 2005, these two customers made up 80% and 9% of accounts receivable, respectively.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$3,460,207	$830,049	$6,505,433	$1,688,239
Deduct: Total stock-based employee compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(124,385)	(71,435)	(402,819)	(273,632)

Pro Forma Net Income	$3,335,822	$758,614	$6,102,614	$1,414,607

Income per Common Share
Basic, as reported	$0.30	$0.10	$0.62	$0.23
Basic, pro forma	0.29	0.09	0.58	0.19
Diluted, as reported	0.27	0.09	0.54	0.20
Diluted, pro forma	0.26	0.09	0.51	0.17

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 2 - EARNINGS PER SHARE INFORMATION

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net Income	$3,460,207	$830,049	$6,505,433	$1,688,239

Basic Weighted-Average Common Shares Outstanding	11,491,994	8,164,434	10,554,879	7,500,852
Effect of dilutive securities
Warrants	967,985	447,204	984,055	510,327
Stock options	522,273	268,646	522,273	290,659
Diluted Weighted-Average Common Shares Outstanding	12,982,252	8,880,284	12,061,207	8,301,838

Basic Income Per Common Share
Net income	0.30	0.10	0.62	0.23

Diluted Income Per Common Share
Net Income	0.27	0.09	0.54	0.20

NOTE 3 - ACQUISITION OF OIL AND GAS PROPERTIES

On March 24, 2005, the Company entered into a definitive agreement to acquire approximately 18,000 acres in Hamilton and Greeley counties, Kansas. On March 16, 2005, the Company issued 20,000 shares, valued at $261,600 or $13.08 per share, of restricted common stock as partial payment for this acquisition. The Company has also paid cash in the amount of $266,380 for the acquisition.

On July 28, 2005, the Company closed the acquisition of working interest ownership in the Parrish properties located in Andrews County, Texas. The interests in the leases acquired range from an 20.20% to 100% working interest, 16.13% to 79.20% net revenue interest. Although the Purchase and Sales Agreement transferred the revenue and the related operating costs from Parrish properties to Arena beginning June 1, 2005, Arena did not control the property interests until July 28, 2005. As a result, the acquisition date for accounting purposes was July 28, 2005 and the Parrish properties operations have been included in the results of operations of Arena from July 28, 2005. Revenues and operating costs for the months of June and July will be treated as adjustments to the purchase price. The Company paid $1,200,000 to the sellers on July 28, 2005. In addition the Company issued 5,000 shares of common stock valued at $79,050, or $15.81 per share, as a finders’ fee on the Parrish properties acquisition.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the East Hobbs and the Fuhrman-Mascho properties had been completed on January 1, 2004:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Oil and Gas Revenues	$7,937,785	$3,235,510	$16,481,074	$7,758,417

Net Income	3,460,207	823,227	6,505,433	1,902,985
Income Per Common Share
Basic Net Income Per Common Share	$0.30	$0.10	$0.62	$0.25
Diluted Net Income Per Common Share	0.27	0.09	0.54	0.23

NOTE 4 - NOTES PAYABLE

In 2004 the Company established a $25,000,000 credit facility with a bank that provided a $15,000,000 borrowing base. Any increases in the borrowing base are subject to written consent by the financial institution. The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 6.49% per annum, and is payable monthly. Annual fees for the facility were 1/8 of one percent of the unused portion of the borrowing base. Amounts borrowed under the revolving credit facility are due in April 2007. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Effective April 30, 2005, the Company entered into an agreement that increased its credit facility to $50,000,000, with an increased borrowing base of $35,000,000. At that time, the annual fee for the unused portion of the borrowing base was removed, the tangible net worth the Company must maintain was increased to $18,000,000 and the maturity date changed to April 30, 2008. All other terms and conditions of the credit facility remained the same. During the nine months ended September 30, 2005, the Company paid the outstanding $10,000,000 amount that was borrowed during 2004, using the proceeds from the exercise of warrants for the Company’s common stock and the proceeds of the private sale of the Company’s common stock. As of September 30, 2005, no amounts remained outstanding on this credit facility.

On September 30, 2005, two officers of the Company and the Board of Directors agreed to an extension of the $400,000 notes payable to the two officers to January 1, 2007, under the same terms as the original notes.

NOTE 5 - ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the nine months ended September 30, 2005 is as follows:

Balance, January 1, 2005	$1,267,993
Liabilities incurred	28,090
Accretion expense	74,484
Balance, September 30, 2005	$1,370,567

NOTE 6 - STOCKHOLDERS’ EQUITY

Shares issued in offering - In July 2005, the Company issued 970,874 shares of common stock, valued at $10,000,000, or 10.30 per share, in a private placement. As a part of the negotiation process related to the terms of the private placement, the Company also assigned to certain of the investors call options to purchase 149,658 shares of its common stock at $8.50 per share. The call options were granted in option agreements which were negotiated in connection with the issuance of shares of the Company’s common stock in December 2004, as partial consideration for its purchase of interests in the Furhman-Mascho lease. The call terms in the option agreements provide the Company with the right to repurchase the shares issued in the Furhman-Mascho transaction at a price of $8.50 per share, at any time prior to November 1, 2006. The option agreements further provide the stockholders who received shares in that transaction the right to require the Company to repurchase its stock from them at a price of $7.00 per share (the public trading price of the common stock at the time of the Furhman-Mascho transaction) for a period of thirty days following November 1, 2006.

The proceeds from the offering have been allocated to the common stock issued and the call options transferred based on their relative fair values on July 11, 2005 and resulted in allocating $9,238,427 to the 970,874 shares of common stock and $561,573 to the 149,658 call options. The market value of the common stock on July 11, 2005 was $12.88 per share. The fair value of the call options was $5.08 per share determined by the Black-Scholes option pricing model using the following assumptions: volatility of 38.3%, risk-free interest rate of 3.6%, dividend yield of 0% and life of 1.0 years.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Warrants exercised - During the nine months ended September 30, 2005, the Company issued 2,374,398 shares of common stock for the exercise or warrants resulting in net proceeds of $13,605,728. Exercise prices ranged from $1.75 to $7.32.

Shares issued in property acquisition - In March 2005, the Company issued 20,000 shares of restricted common stock, valued at $261,600, or $13.08 per share, as part of the acquisition cost for leasing acreage in Kansas as disclosed in Note 3.

The Company also issued 5,000 shares of restricted common stock, valued at $79,050, or $15.81 per share, as part of the acquisition cost for the acquisition of the Parrish properties in Texas as disclosed in Note 3.

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

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to September 30, 2005, warrant holders exercised 559,625 warrants with an exercise price of $7.32 per share, resulting in proceeds to the Company of $4,096,455. These warrants were exercised in response to the Company’s calling the warrants for redemption pursuant to a notice issued in late August 2005. Prior to September 30, 2005 but subsequent to the redemption notice, 906,428 warrants were exercised at the same exercise price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - For the Three Months Ended September 30, 2005

Oil and natural gas sales. For the three months ended September 30, 2005, oil and natural gas sales revenue increased $5,420,815 to $7,937,785, compared to $2,516,970 for the same period during 2004. Oil sales increased $5,031,825 and natural gas sales increased $388,990. The increases were the result of our acquisitions in 2004, increased sales volumes and average realized sales prices. For the three months ended September 30, 2005, oil sales volume increased 68,831 barrels to 123,600 barrels, compared to 54,769 barrels for the same period in 2004. The average realized per barrel oil price increased 43% from $41.13 for the three months ended September 30, 2004 to $58.92 for the three months ended September 30, 2005. For the three months ended September 30, 2005, gas sales volume increased 52,931 thousand cubic feet (MCF) to 105,629 MCF, compared to 52,698 MCF for the same period in 2004. The average realized natural gas price per MCF increased 23% from $5.05 for the three months ended September 30, 2004 to $6.20 for the three months ended September 30, 2005.

Lease operating expenses. Our lease operating expenses increased from $564,933 or $8.89 per barrel of oil equivalent (BOE) for the three months ended September 30, 2004 to $946,380 or $6.70 per BOE for the three months ended September 30, 2005. The increase in total was due to properties acquired in 2004. The decrease in the per BOE amounts is a result of increased production as a result of the development of our properties.

Production taxes. Our production taxes as a percentage of oil and natural gas sales decreased from 8% during the three months ended September 30, 2004 to 7% for the three months ended September 30, 2005. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may adjust its production tax.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $408,696 to $645,908 for the three months ended September 30, 2005, compared to the same period in 2004. The increase was a result of an increase in volume and in the average depreciation, depletion and amortization rate from $3.74 per BOE during the three months ended September 30, 2004 to $4.52 per BOE during the three months ended September 30, 2005. The increased depreciation, depletion and amortization rate was the result of a revision to our reserves and increased capitalized costs and development costs from the properties acquired in 2004.

General and administrative expenses. General and administrative expenses increased by $128,359 to $259,978 for the three months ended September 30, 2005, compared to the same period in 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest expense (net of interest income). Interest expense decreased $41,030 to $19,266 for the three months ended September 30, 2005 when compared to the same period in 2004. The decrease was due to lower outstanding debt as a result of paying off amounts borrowed under our credit facility.

Income tax expense. Our effective tax rate was 37% during the three months ended September 30, 2004 and remained steady at 37% for the three months ended September 30, 2005.

Net income. Net income increased from $830,049 for the three months ended September 30, 2004 to $3,460,207 for the same period in 2005. The primary reasons for this increase include the acquisitions we made in 2004, development of our properties, an increase in volumes sold and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Results of Operations - For the Nine Months Ended September 30, 2005

Oil and natural gas sales. For the nine months ended September 30, 2005, oil and natural gas sales revenue increased $10,971,290 to $16,481,074, compared to $5,509,784 for the same period during 2004. Oil sales increased $9,972,493 and natural gas sales increased $998,797. The increases were the result of increased sales volumes and average realized sales prices. For the nine months ended September 30, 2005, oil sales volume increased 159,917 barrels to 293,094 barrels, compared to 133,177 barrels for the same period in 2004. The average realized per barrel oil price increased 36% from $37.47 for the nine months ended September 30, 2004 to $51.05 for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, gas sales volume increased 161,188 thousand cubic feet (MCF) to 273,912 MCF, compared to 112,724 MCF for the same period in 2004. The average realized natural gas price per MCF increased 20% from $4.62 for the nine months ended September 30, 2004 to $5.55 for the nine months ended September 30, 2005.

Lease operating expenses. Our lease operating expenses increased from $1,284,753 or $8.45 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2004 to $2,384,816 or $7.04 per BOE for the nine months ended September 30, 2005. The increase in total was due to properties acquired during 2004. The decrease in the per BOE amounts is a result of increased production as a result of the development of our properties.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 7% during the nine months ended September 30, 2004 and remained steady at 7% for the nine months ended September 30, 2005. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may adjust its production tax.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $997,753 to $1,550,791 for the nine months ended September 30, 2005, compared to the same period in 2004. The increase was a result of an increase in volume and in the average depreciation, depletion and amortization rate from $3.64 per BOE during the nine months ended September 30, 2004 to $4.52 per BOE during the nine months ended September 30, 2005. The increased depreciation, depletion and amortization rate was the result of a revision to our reserves and increased capitalized costs and development costs from the properties acquired in 2004.

General and administrative expenses. General and administrative expenses increased by $329,691 to $803,082 for the nine months ended September 30, 2005, compared to the same period in 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest expense (net of interest income). Interest expense increased $61,135 to $189,542 for the nine months ended September 30, 2005 when compared to the same period in 2004. The increase was due to an increase in our average outstanding debt with the use of our credit facility in the acquisition of the Fuhrman-Mascho properties in December 2004.

Income tax expense. Our effective tax rate was 37% during the nine months ended September 30, 2004 and remained steady at 37% for the nine months ended September 30, 2005.

Net income. Net income increased from $1,688,239 for the nine months ended September 30, 2004 to $6,505,433 for 2005. The primary reasons for this increase include acquisitions we made in 2004, development of our properties, an increase in volumes sold and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL
		Net Production Volume		Net Revenue
	Texas Leases	118,721	BBLS	$ 6,152,189
	Oklahoma Leases	43,897	BBLS	$ 2,344,304
	New Mexico Leases	130,476	BBLS	$ 6,465,537

GAS
		Net Production Volume		Net Revenue
	Texas Leases	48,279	MCF	$ 228,104
	Oklahoma Leases	31,064	MCF	$ 120,139
	New Mexico Leases	108,063	MCF	$ 809,866
	Kansas	86,506	MCF	$ 360,935

Significant Subsequent Events occurring after September 30, 2005:

Subsequent to September 30, 2005, warrant holders exercised 559,625 warrants with an exercise price of $7.32 per share, resulting in proceeds to the Company of $4,096,455. These warrants were exercised in response to the Company’s calling the warrants for redemption pursuant to a notice issued in late August 2005. Prior to September 30, 2005 but subsequent to the redemption notice, 906,428 warrants were exercised at the same exercise price.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2005, the Company had cash on hand of $6,571,237, compared to $1,253,969 as of December 31, 2004. The Company had positive net cash flows from operations for the nine months ended September 30, 2005 of $9,858,079, compared to $3,414,117 for the same period 2004. Other significant sources of cash inflow include the receipt of net proceeds of $13,605,728 during the nine months ended September 30, 2005 and $189,500 for the same period in 2004 from the exercise of warrants for the Company’s common stock, $9,916,750 net proceeds from the private placement of common stock in July 2005, $8,434,823 net proceeds from the Company’s secondary public offering in August 2004 and $1,000,000 from the issuance of notes payable in 2004. The most significant cash outflows during the nine months ended September 30, 2005 and 2004 were capital expenditures of $18,063,288 in 2005 and $2,277,703 in 2004, repayment of debt on the Company’s credit facility of $10,000,000 in 2005 and $10,008,440 in 2004.

In 2004 the Company established a $25,000,000 credit facility with a bank that provided a $15,000,000 borrowing base. Any increases in the borrowing base are subject to written consent by the financial institution. The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 6.49% per annum, and is payable monthly. Annual fees for the facility were 1/8 of one percent of the unused portion of the borrowing base. Amounts borrowed under the revolving credit facility are due in April 2007. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1.

Effective April 30, 2005, the Company entered into an agreement that increased its credit facility to $50,000,000, with an increased borrowing base of $35,000,000. At that time, the annual fee for the unused portion of the borrowing base was removed, the tangible net worth the Company must maintain was increased to $18,000,000 and the maturity date changed to April 30, 2008. All other terms and conditions of the credit facility remained the same. During the nine months ended September 30, 2005, the Company paid the outstanding $10,000,000 amount that was borrowed during 2004, using the proceeds from the exercise of warrants for the Company’s common stock and the proceeds of the private sale of the Company’s common stock. As of September 30, 2005, no amounts remained outstanding on this credit facility.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. At the end of the period covered by this Quarterly Report on Form 10-Q, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the end of such period the Company’s disclosure control and procedures are effective in alerting them to material information that is required to be included in the reports the Company files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, the Company issued 74,204 shares of common stock as a result of warrant holders exercising warrants which had an exercise price of $5.00 per share. The Company received $371,020 from the exercises. The shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued in exchange for the warrants had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in these transactions.

During the three months ended September 30, the Company issued 970,874 shares of common stock, valued at $10,000,000, or 10.30 per share, in a private placement. The shares were issued in a transaction not involving a public offering to accredited investors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued in the private placement had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in these transactions.

During the three months ended September 30, 2005, the Company issued 5,000 shares of common stock, valued at $79,050, or $15.81 per share, in connection with the Company’s acquisition of the Parrish properties. The shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued in exchange for the warrants had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in these transactions.

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: October 31, 2005	By: /s/ Lloyd Tim Rochford
Lloyd Tim Rochford
President, Chief Executive Officer

Dated: October 31, 2005	By: /s/ Stanley McCabe
Stanley McCabe
Treasurer, Secretary

Dated: October 31, 2005	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer