Form 10KSB/A
period 2004-12-31
ARENA RESOURCES INC
filed 2006-02-15
CIK 1123871

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

(918) 747-6060
(Issuer's Telephone Number, Including Area Code
_________________

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common - $0.001 Par Value	American Stock Exchange

        Securities registered under Section 12(g) of the Exchange Act: None

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

        State issuer's revenues for its most recent fiscal year. $8,482,130

        As of March 10, 2005, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price of $12.61 per share, was approximately $97,905,351. As of March 10, 2005, the issuer had outstanding 10,194,304 shares of common stock ($0.001 par value).

        Transitional Small Business Disclosure Format (check one): Yes |_|   No |X|

Explanatory Note

               The purpose of this Amendment No. 2 to the Annual Report on Form 10-KSB of Arena Resources, Inc. (the “Company”) for the year ended December 31, 2004 (the “Original Form 10-KSB”) is to (i) include the GAAP-based “Standardized Measure of Discounted Future Net Cash Flows” in various narrative and tabular provisions where we describe the non-GAAP concept of pre-tax present value of future net reserves (“PV-10”) and explain the reason for the difference in the two measures; (ii) reclassify certain costs which we had previously included as part of our oil and gas production activities; (iii) disclose more fully the impact of SFAS No. 143 on our calculation of depreciation, depletion and amortizations costs; (iv) record an adjusted value (adjusted to market value on the date of issuance) of 40,000 shares of the Company’s common stock originally issued as a “finders’ fee” in connection with the acquisition of property and capitalized as part of our properties subject to amortization; and (v) to restate our financial statements to reflect the change in how we account for compensation expenses associated with options granted to employees under our stock option plan.

                The change in how we account for compensation expenses associated with options granted to employees essentially results in our recognition of compensation expense related to the discount amount of the exercise price of the option from the market price of the stock at the date of grant over the vesting period. The discount on all options granted through December 31, 2004 has been 15%, and the vesting period has been five years. The result of these changes is that our general and administrative expenses (which include our current compensation expense) have increased, with a resulting reduction in our net income after taxes for each year we have restated our financial statements. The effect of this change on our net income after taxes is to reduce our net income for the year ended December 31, 2003 by $139,355 (from $809,498 to $670,143), which equates to a reduction in our earnings per share from $0.12 to $0.10 for basic earnings per share and from $0.11 to $0.09 for diluted earnings per share, and for the year ended December 31, 2004 by $128,365 (from $2,580,017 to $2,451,652), which equates to a reduction in our earnings per share from $0.33 to $0.31 for basic earnings per share and from $0.30 to $0.28 for diluted earnings per share. We direct your attention to new Note 2 to our financial statements, which explains more fully these changes.

               This Amendment No. 2 amends and restates in its entirety the Original Form 10-KSB. This Amendment No. 2 continues to reflect circumstances as of the date and time of the filing of the Original Form 10-KSB and does not reflect events occurring after the filing of the Original Form 10-KSB or modify or update any other disclosures in any way.

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

Business Development

               Since our inception in August 2000, we have built our asset base and achieved growth primarily through property acquisitions. From our inception through December 31, 2004, we have increased our proved reserves to approximately 21.2 million Boe (barrel of oil equivalent), through the acquisition of interests in 12 leases, which have net revenue interests ranging from 24.5% to 81.32%. As of December 31, 2004, our estimated proved reserves had a pre-tax PV10 (present value of future net revenues before income taxes discounted at 10%) of approximately $302 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $205 million. The difference between these two amounts is the effect of income taxes. The Company presents the pre-tax PV-10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and gas exploration and production companies. We spent approximately $30 million on acquisitions and capital projects during 2003 and 2004.

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

Item 2:       Description of Property

General Background

               Since our inception in late August 2000, we have begun to build a solid asset base and achieved steady growth, primarily through property acquisitions, but with some exploitation activities. From our inception through December 31, 2004, our proved reserves have grown to 21,217,254 Boe, at an average acquisition/drilling cost of $1.60 per Boe. Many properties contain both oil and gas reserves. In those cases, the oil and gas reserves and the volume of oil and gas produced are converted to a common unit of measure on the basis of their approximate relative energy content. The common unit which we use is “Barrels of oil equivalent” or “Boe.” Acquisition and drilling costs “per Boe” is calculated by dividing the net capitalized costs, computed in accordance with applicable accounting standard, as shown under “Capitalized Costs Relating to Oil and Gas Producing Activities” under Supplemental Information on Oil and Gas Producing Activities ($33,879,101), by our reserves in Boe (21,217,254).

               As of December 31, 2004, our estimated proved reserves had a pre-tax PV10 value of approximately $302 million and a Standardized Measure of Discounted Future Cash Flows of approximately $205 million, approximately 44% of which came from properties located in New Mexico, approximately 42% from our properties in Texas, approximately 12% from our properties in Oklahoma and approximately 2% from our properties in Kansas. We spent approximately $30 million on capital projects during 2003 and 2004. We expect to further develop these properties through additional drilling. Our capital budget for 2005 is approximately $15 million for development of existing properties. Although our focus will be on development of our existing properties, we also intend to continue seeking acquisition opportunities which compliment our current portfolio. We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while potential drawings on our credit facility and proceeds from future equity transactions would also be available for development projects or future acquisitions. We believe that our acquisition expertise, together with our operating experience and efficient cost structure, provides us with the potential to continue our growth.

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

               The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2004.

Geographic Area	Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value	Standardized Measure of Discounted Future Net Cash Flows

New Mexico	8,659,448	4,165,346	9,353,672	$132,918,983	$89,979,415
Texas	7,777,328	2,204,548	8,144,753	127,273,059	86,812,109
Oklahoma	3,113,888	168,756	3,142,014	36,583,892	24,669,137
Kansas	--	3,460,891	576,815	5,680,048	3,780,089

Total	19,550,664	9,999,541	21,217,254	$302,455,982	$205,240,750

Proved Reserves

               Our 21,217,254 Boe of proved reserves, which consist of approximately 92% oil and 8% natural gas, are summarized below as of December 31, 2004, on a net pre-tax PV10 value basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

               As of December 31, 2004, New Mexico proved reserves had a net pre-tax PV10 value of $132.9 million and Standardized Measure of Discounted Future Net Cash Flows of $90.0 million, our proved reserves in Texas had a net pre-tax PV10 value of $127.2 million and Standardized Measure of Discounted Future Net Cash Flows of $86.8 million, our proved reserves in Oklahoma had a net pre-tax PV10 value of $36.6 million and a Standardized Measure of Discounted Future Net Cash Flows of $24.7 million and our proved reserves in Kansas had a net pre-tax PV10 value of $5.7 million and a Standardized Measure of Discounted Future Net Cash Flows of $3.8 million.

               As of December 31, 2004, approximately 24.1% of the 21.2 million Boe of proved reserves have been classified as proved developed producing, or “PDP”. Proved developed non-producing, or “PDNP”, and proved undeveloped, or “PUD”, reserves constitute 1.7% and 74.2%, respectively, of the proved reserves as of December 31, 2004.

                Approximately twenty-eight percent (28%) of our reserves for the year ended December 31, 2004 are associated with secondary recovery projects that are either in the initial stage of implementation or are scheduled for implementation. We anticipate that secondary recovery will be attempted by the use of waterflood of these reserves, and the exact project initiation dates and, by the very nature of waterflood operations, the exact completion dates of such projects, are uncertain. In addition, the reserves associated with these secondary recovery projects, as with any reserves, are estimates only, as the success of any development project, including these waterflood projects, cannot be ascertained in advance. If we are not successful in developing a significant portion of our reserves associated with secondary recovery methods, it could have a negative impact on our earnings and our stock price.

               Total proved reserves had a net pre-tax PV10 value as of December 31, 2004 of approximately $302 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $205 million, 18.6% or $56.1 million and $38.2, respectively, of which is associated with the PDP reserves. An additional $4.7 million and $3.1 million, respectively, is associated with the PDNP reserves ($60.8 million and $41.3 million, respectively, for total proved developed reserves, or 20.1% of total proved reserves’ pre-tax PV10 value) and $241.6 million and $164.0 million, respectively, is associated with PUD reserves.

               Our proved reserves as of December 31, 2004 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows	Future Capital Expenditures (In thousands)
New Mexico:
PDP	2,273,402	2,070,556	2,618,495	12%	$31,268	$21,218	$-
PDNP	326,902	250,734	368,691	2%	4,696	3,187	-
PUD	6,059,144	1,844,056	6,366,487	30%	96,955	65,792	11,541

Total Proved:	8,659,448	4,165,346	9,353,672	44%	$132,919	$90,197	$11,541

Texas:
PDP	1,661,082	584,328	1,758,470	8%	$17,293	$11,735	$-
PDNP	-	-	-	0%	-	-	-
PUD	6,116,246	1,620,220	6,386,283	30%	109,980	74,630	44,684

Total Proved:	7,777,328	2,204,548	8,144,753	38%	$127,273	$86,365	$44,684

Oklahoma:
PDP	459,907	168,756	488,033	3%	$4,731	$3,210	$-
PDNP	-	-	-	0%	-	-	-
PUD	2,653,981	-	2,653,981	12%	31,853	21,615	5,375

Total Proved:	3,113,888	168,756	3,142,014	15%	$36,584	$24,825	$5,375

Kansas:
PDP	-	1,540,891	256,815	1%	$2,818	$1,912	$-
PDNP	-	-	-	0%	-	-	-
PUD	-	1,920,000	320,000	2%	2,862	1,942	375

Total Proved:	-	3,460,891	576,815	3%	$5,680	$3,854	$375

Total:
PDP	4,394,391	4,364,531	5,121,813	24%	$56,110	$38,075	$-
PDNP	326,902	250,734	368,691	2%	4,696	3,187	-
PUD	14,829,371	5,384,276	15,726,750	74%	241,650	163,979	61,975

Total Proved:	19,550,664	9,999,541	21,217,254	100%	$302,456	$205,241	$61,975

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

               The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs(1)

2005	3,108,084	2,159,540	3,468,007	$12,406,208
2006	6,041,222	1,832,581	6,346,652	22,620,434
2007	4,517,791	1,056,016	4,693,794	16,532,000

	13,667,097	5,048,137	14,508,453	$51,558,642

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

	Developed Acreage		Undeveloped Acreage		Total Acreage

	Gross	Net	Gross	Net	Gross	Net

New Mexico	4,960	3,294	--	--	4,960	3,294
Texas	14,767	11,251	--	--	14,767	11,251
Oklahoma	5,689	4,242	--	--	5,689	4,242
Kansas	1,280	1,024	1,560	1,256	2,840	2,280

Total	26,696	19,811	1,560	1,256	28,256	21,067

Production History

               The following table presents the historical information about our produced natural gas and oil volumes.

	Year Ended December 31,
	2002	2003	2004

Oil production (Bbls)	58,717	117,646	195,166
Natural gas production (Mcf)	46,819	67,329	169,002
Total production (Boe)	66,520	128,868	223,333
Daily production (Boe/d)	182	353	612
Average sales price:
Oil (per Bbl)	$26.09	$29.06	$39.25
Natural gas (per Mcf)	2.67	3.67	4.86
Total (per Boe)	24.91	28.44	37.98
Average production cost (per Boe)	$8.94	$8.92	$8.85

               The average oil sales price amounts above are calculated by dividing revenue from oil sales by the volume of oil sold, in Bbl. The average gas sales price amounts above are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The total average sales price amounts are calculated by dividing total revenues by total volume sold, in Boe. The average production costs above are calculated by dividing production costs by total production in Boe.

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

Cost Information

               We conduct our oil and natural gas activities entirely in the United States. As noted previously in the table appearing under “Production History”, our average production costs, per Boe, were $8.94 in 2002, $8.92 in 2003 and $8.85 in 2004. These amounts are calculated by dividing our total production costs by our total volume sold, in Boe.

               Costs incurred for property acquisition, exploration and development activities during the years ended December 31, 2002, 2003 and 2004 are shown below.

	For the Years Ended December 31,

	2002	2003	2004

Acquisition of proved properties	$2,659,832	$2,692,039	$21,706,166
Acquisition of unproved properties	-	147,000	43,082
Exploration costs	-	326,410	216,805
Development costs	579,153	849,864	4,027,754

Total Costs Incurred	$3,238,985	$4,015,313	$25,993,807

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

	Oil (Bbls)	Natural Gas (Mcf)

Balance, December 31, 2001	494,823	2,960,373
Purchase of minerals in place	3,597,156	1,676,706
Extensions and discoveries	--	--
Production	(58,717)	(46,819)
Revisions of estimates	80,674	(1,402,503)

Balance, December 31, 2002	4,113,936	3,187,757
Purchase of minerals in place	3,175,357	570,924
Extensions and discoveries	18,066	229,626
Production	(117,646)	(67,329)
Revisions of estimates	(139,546)	(512,224)

Balance, December 31, 2003	7,050,167	3,408,754
Purchase of minerals in place	8,764,087	6,431,437
Extensions and discoveries	-	640,000
Production	(195,167)	(169,002)
Revisions of estimates	3,931,577	(311,648)

Balance, December 31, 2004	19,550,664	9,999,541

               Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2002	2003	2004

Oil (Bbls)
Developed	750,463	1,580,521	4,721,293
Undeveloped	3,363,473	5,469,646	14,829,371

Total	4,113,936	7,050,167	19,550,664

Natural Gas (Mcf)
Developed	1,160,639	1,612,738	4,615,265
Undeveloped	2,027,118	1,796,016	5,384,276

Total	3,187,757	3,408,754	9,999,541

Total (Boe)
Developed	943,904	1,849,311	5,490,504
Undeveloped	3,701,326	5,768,972	15,726,750

Total	4,645,230	7,618,283	21,217,254

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

               The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

December 31,	2003	2004

Future net cash inflows	$218,026,254	$814,346,791
Future production costs	(64,157,199)	(171,518,828)
Future development costs	(13,609,384)	(61,975,106)
Future income taxes	(45,778,941)	(187,392,403)

Future net cash flows	94,480,730	393,460,454
10% annual discount for estimated timing of cash flows	(49,474,633)	(188,219,704)

Standardized Measure of Discounted Future Net Cash Flows	$45,006,097	$205,240,750

               The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,

	2003	2004

Beginning of the year	$27,997,824	$45,006,097
Purchase of minerals in place	21,333,720	142,824,938

Extensions, discoveries and improved recovery, less related costs	691,469	347,652
Development costs incurred during the year	320,102	5,387,638
Sales of oil and gas produced, net of production costs	(2,302,405)	(5,876,333)
Accretion of discount	3,012,793	4,882,064
Net change in prices and production costs	8,222,075	74,777,221
Net change in estimated future development costs	39,219	(3,187,159)
Revision of previous quantity estimates	(53,098)	42,149,044
Revision of estimated timing of cash flows	(5,468,732)	(27,509,967)
Net change in income taxes	(8,786,869)	(73,560,445)

End of the Year	$45,006,097	$205,240,750

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

               Pursuing Profitable Acquisitions. We have historically pursued acquisitions of properties that we believe to have exploitation and development potential comparable to our existing inventory of drilling locations. We have developed and refined an acquisition program designed to increase reserves and complement our existing core properties. We have an experienced team of management and engineering professionals who identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. From August 2000 through December 31, 2004, we acquired 12 leases at an aggregate acquisition and enhancement cost of approximately $33 million, representing approximately 21.2 million Boe of proved reserves. While our emphasis in 2005 and beyond is anticipated to focus on the further development our existing properties, we will continue to look for properties with both existing cash flow from production and future development potential.

               Controlling Costs through Efficient Operation of Existing Properties. We operate essentially 100% of the pre-tax PV10 value of our total proved reserves, which we believe enables us to better manage expenses, capital allocation and the decision-making processes related to our exploitation and exploration activities. For the year ended December 31, 2004, our oil and gas production costs per Boe averaged $8.90 and general and administrative costs averaged $3.02 per Boe produced.

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

               In August 2004, we issued 25,000 shares of common stock valued at $5.99 per share and 15,000 shares of common stock valued at $6.00 per share, for a total of $239,750, as compensation to a consultant utilized in connection with our acquisition of the East Hobbs San Andres Unit in Eddy County, New Mexico. The shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The person to whom the shares were issued had access to full information concerning us and represented that he acquired the shares for his own account and not for the purpose of distribution. The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in this transaction.

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

Results of Operations

               The following table sets forth selected operating data for the periods indicated:

	For the Years Ended December 31,

	2002	2003	2004

Net production:
Oil (Bbls)	58,717	117,646	195,116
Natural gas (Mcf)	46,819	67,329	169,002

Net sales:
Oil	$1,532,045	$3,418,480	$7,661,006
Natural gas	124,992	246,997	821,124

Average sales price:
Oil (per Bbl)	$26.09	$29.06	$39.25
Natural gas (per Mcf)	2.67	3.67	4.86

Production costs and expenses
Lease operating expenses	$594,863	$1,149,136	$1,975,835
Production taxes	117,164	269,563	629,703
Depreciation, depletion and amortization expense	151,197	360,282	1,011,602
General and administrative expenses	248,018	778,774	874,850

Restatement of Financial Statements to Reflect Compensation Related to Stock Option Grants

                In late 2005, following discussions with our independent auditors, we decided to restate our financial statements for the years ended December 31, 2003 and December 31, 2004, to reflect a change in how we account for compensation expenses associated with options granted to employees and to record an adjusted value (adjusted to market value on the date of issuance) of 40,000 shares of the Company’s common stock which were originally issued as a “finders fee” in connection with the acquisition of property and capitalized as part of properties subject to amortization. The first change essentially results in our recognition of compensation expense related to the discount amount of the exercise price of the option from the market price of the stock at the date of grant over the vesting period. The discount on all options granted through December 31, 2004 has been 15%, and the vesting period has been five years. The second change results in an additional $35,217 in value attributable to properties subject to amortization. The result of these changes is that general and administrative expenses (which include our current compensation expenses) have increased, with a resulting reduction in our net income after taxes for each year. The effect of this change on our net income after taxes is to reduce our net income for the year ended December 31, 2003 by $139,355 (from $809,498 to $670,143), which equates to a reduction in our earnings per share from $0.12 to $0.10 for basic earnings per share and from $0.11 to $0.09 for diluted earnings per share, and for the year ended December 31, 2004 by $128,365 (from $2,580,017 to $2,451,652), which equates to a reduction in our earnings per share from $0.33 to $0.31 for basic earnings per share and from $0.30 to $0.28 for diluted earnings per share. The comparisons reflected in the following discussions under “General and administrative expenses” and “Net income”, reflect the effect of such restatement. The addition of $35,217 in value attributable to properties subject to amortization had no impact on our amortization expenses or net income as reported for these periods.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

               Oil and natural gas sales. Oil and natural gas sales revenue increased approximately $4.82 million to $8.48 million in 2004. Oil sales increased $4.42 million and natural gas sales increased $575,000. The oil sales increase was caused by a sales volume increase of 77,470 barrels in 2004, and a 35% increase in the average realized per barrel oil price from $29.06 in 2003 to $39.25 in 2004. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. The natural gas sales increase was caused by a sales volume increase of 101,673 Mcf in 2004 and a 32% increase in the average realized natural gas price per Mcf from $3.67 in 2003 to $4.86 in 2004. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The volume increase for crude oil and natural gas primarily resulted from $26 million of capital expenditures during 2004, of which approximately $21 million were related to our acquisition of the East Hobbs and Fuhrman Mascho properties.

               Oil and gas production costs. Our aggregate oil and gas production costs increased from $1,149,136 in 2003 to $1,975,835 2004, although such expenses on a Boe basis declined slightly from $8.92 in 2003 to $8.85 in 2004. These per Boe amounts are calculated by dividing out total production costs by our total volume sold, in Boe. This aggregate increase was the result of having the properties acquired in 2003 in our operations for a full year in 2004; acquiring new properties and accounting for them for a portion of the year in 2004 and cost increases. The decline on a per Boe basis is attributable to consolidation of resources available due to our growth.

               Oil and gas production taxes. Oil and gas production taxes as a percentage of oil and natural gas sales were 7% during 2003 and remained steady at 7% in 2004. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

               Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $651,320 to $1,011,602 in 2004. The increase was a result of an increase in the average depreciation, depletion and amortization rate from $2.79 per Boe during 2003 to $4.53 per Boe during 2004. These per Boe amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in Boe. The increased depreciation, depletion and amortization was the result of increased sales volume and an increase in estimated future development costs.

               General and administrative expenses. General and administrative expenses increased by $96,076 to $874,850 during 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth, legal fees of $31,150, annual listing fees of $18,700, $16,095 in fees paid to Lee Keeling for 2003 reserve reports, fees related to obtaining our credit facility and letters of credit and directors fees.

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

               Net income. Net income increased from $670,143 for 2003 to $2,451,652 for 2004. The primary reasons for this increase include higher crude oil and natural gas prices between periods and an increase in volumes sold, partially offset by higher oil and gas production costs, oil and gas production taxes and general and administrative expenses due to our growth.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

               Oil and natural gas sales. Oil and natural gas sales revenue increased approximately $2 million to $3.66 million in 2003. Oil sales increased $1.89 million and natural gas sales increased $122,000. The oil sales increase was caused by a sales volume increase of 58,929 barrels in 2003, and a 11% increase in the average realized per barrel oil price from $26.09 in 2002 to $29.06 in 2003. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. The natural gas sales increase was caused by a sales volume increase of 20,510 Mcf in 2003 and a 37% increase in the average realized natural gas price per Mcf from $2.67 in 2002 to $3.67 in 2003. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The volume increase for crude oil and natural gas primarily resulted from $3 million of capital expenditures during 2003.

               Oil and gas production costs. Our aggregate oil and gas production costs increased from $594,863 or $8.94 per Boe in 2002 to $1,149,136 or $8.92 per Boe in 2003, although such expenses on a per Boe basis declined slightly from $8.94 in 2002 to $8.92 in 2003. These per Boe amounts are calculated by dividing out total production costs by our total volume sold, in Boe. This aggregate increase was a result of higher operating costs on properties acquired in 2003. The decline on a per Boe basis is attributable to consolidation of resources available due to our growth. While it is possible that this increase will continue in the future as we acquire additional properties, because each property is individual in its characteristics, at this time, apart from normal increases associated with inflation in general, we cannot specifically identify this increase to be a trend.

               Oil and gas production taxes. Oil and gas production taxes as a percentage of oil and natural gas sales were 7% during 2002 and remained steady at 7% in 2003. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

               Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $209,085 to $360,282 in 2003. The increase was a result of an increase in the average depreciation, depletion and amortization rate from $2.27 per Boe during 2002 to $2.79 per Boe during 2003. These per Boe amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in Boe. The increased depreciation, depletion and amortization was the result of increased sales volume and an increase in estimated future development costs.

               General and administrative expenses. General and administrative expenses increased by $530,756 to $778,774 during 2003. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth (specifically, the addition of our in-house engineer), the amortization of the deferred compensation associated with the outstanding stock options of $221,198, listing fees of $56,625 paid to the American Stock Exchange, $61,280 in fees paid to a stock research analyst, fees related to obtaining our credit facility and letters of credit and directors fees.

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

               Net income. Net income increased from $387,049 for 2002 before preferred stock dividends, to $670,143 for 2003. The primary reasons for this increase include higher crude oil and natural gas prices between periods and an increase in volumes sold, partially offset by higher oil and gas production costs, oil and gas production taxes and general and administrative expenses due to our growth.

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

               The adoption of SFAS No. 143 also affected the depreciation, depletion and amortization on an on-going basis. The additionally capitalized amount for the discounted abandonment liability increases the base amount used in calculating depletion. This effect was an increase in depreciation, depletion and amortization for the years ended December 31, 2003 and 2004 of $7,459 and $10,798, respectively. The adoption of SFAS No. 143 also impacted the way the ceiling test is calculated under the full cost accounting method used by the Company, in that an estimation of future abandonment costs are now excluded from the computation of the present value of estimated future net revenues for purposes of the full cost ceiling calculation. However, these costs are now part of the base amount, so while the way the calculation is performed has changed, the end result remains the same There were no option impacts of the adoption of SFAS No. 143.

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

               The financial statements and supplementary data required by this item are included at page 43.

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

ARENA RESOURCES, INC.

By:	/s/ Lloyd T. Rochford

Mr. Lloyd T. Rochford, President,
Chief Executive Officer

Date: February 15, 2006

By:	/s/ Stanley McCabe

Mr. Stanley McCabe
Treasurer, Secretary

Date: February 15, 2006

By:	/s/ William R. Broaddrick

Mr. William R. Broaddrick
Chief Financial Officer

Date: February 15, 2006

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ Lloyd T. Rochford

Mr. Lloyd T. Rochford
Director

Date: February 15, 2006

By:	/s/ Stanley McCabe

Mr. Stanley McCabe
Director

Date: February 15, 2006

By:	/s/ Charles Crawford

Mr. Charles Crawford
Director

Date: February 15, 2006

By:	/s/ Chris V. Kemendo, Jr.

Mr. Chris V. Kemendo, Jr.
Director

Date: February 15, 2006

By:	/s/ Clayton E. Woodrum

Mr. Clayton E. Woodrum
Director

Date: February 15, 2006

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

As discussed in Note 6 to the financial statements, the Company changed its method of recognizing asset retirement obligations in 2003. As discussed in Note 2, the accompanying financial statements have been restated to correct the valuation of common stock and stock options.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
January 14, 2005, except for Note 2
As to which the date is December 21, 2005

ARENA RESOURCES, INC.
BALANCE SHEETS
(As Restated - Note 2)

December 31,	2004	2003

ASSETS
Current Assets
Cash	$1,253,969	$1,076,676
Account receivable	1,149,513	388,910
Joint interest billing receivable	61,805	-
Short-term investments	-	25,234
Prepaid expenses	33,136	28,935

Total Current Assets	2,498,423	1,519,755

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	34,457,137	8,463,400
Drilling advances	900,000	351,000
Equipment	26,687	48,480
Office equipment	60,401	18,978

Total Property and Equipment	35,444,225	8,881,858
Less: Accumulated depreciation and amortization	(1,565,124)	(559,229)

Net Property and Equipment	33,879,101	8,322,629

Deferred Offering Costs	-	130,872

Total Assets	$36,377,524	$9,973,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,805,865	$229,522
Accrued liabilities	34,800	18,440
Put option	-	2,905

Total Current Liabilities	1,840,665	250,867

Long-Term Liabilities
Notes payable	10,000,000	-
Notes payable to related parties	400,000	400,000
Put option	95,033	-
Asset retirement liability	1,267,993	607,200
Deferred income taxes	1,971,990	574,916

Total Long-Term Liabilities	13,735,016	1,582,116

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 9,132,910 shares and 7,162,097 shares outstanding, respectively	9,133	7,162
Additional paid-in capital	15,258,352	6,994,925
Options and warrants outstanding	3,213,159	1,473,164
Deferred compensation	(234,277)	(438,802)
Retained earnings	2,555,476	103,824

Total Stockholders' Equity	20,801,843	8,140,273

Total Liabilities and Stockholders' Equity	$36,377,524	$9,973,256

               The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.
STATEMENTS OF OPERATIONS
(As Restated - Note 2)

For the Years Ended December 31,	2004	2003

Oil and Gas Revenues	$8,482,130	$3,665,477

Costs and Operating Expenses
Oil and gas production costs	1,975,835	1,149,136
Oil and gas production taxes	629,703	269,563
Depreciation, depletion and amortization	1,011,602	360,282
General and administrative expense	874,850	778,774

Total Costs and Operating Expenses	4,491,990	2,557,755

Other Income (Expense)
Gain from change in fair value of put options	68,251	47,699
Accretion expense	(53,729)	(32,212)
Interest expense	(155,936)	(38,798)

Net Other Income (Expense)	(141,414)	(23,311)

Income Before Provision for Income Taxes and Cumulative
Effect of Change in Accounting Principle	3,848,726	1,084,411

Provision for Deferred Income Taxes	(1,397,074)	(402,455)

Income Before Cumulative Effect of Change
in Accounting Principle	2,451,652	681,956

Cumulative Effect of Change in Accounting Principle	-	(11,813)

Net Income	$2,451,652	$670,143

Basic Earnings Per Share
Before cumulative effect of change in accounting principle	$0.31	$0.10
Net Income	0.31	0.10
Diluted Earnings Per Share
Before cumulative effect of change in accounting principle	$0.28	$0.09
Net Income	0.28	0.09

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004
(As Restated - Note 2)

	Common Stock
			Additional	Options and			Total
	Shares	Amount	Paid-In Capital	Warrants Outstanding	Deferred Compensation	Retained Earnings	Stockholders' Equity

Balance, December 31, 2002	6,282,056	$6,282	$5,287,189	$382,040	$-	$(566,319)	$5,109,192
Issuance for cash	790,294	790	1,274,256	436,154	-	-	1,711,200
Issuance of employee stock options	-	-	-	660,000	(660,000)	-	-
Issuance of warrants as consulting fee
for 2002 offering	-	-	(15,922)	15,922	-	-	-
Cancellation of shares for extension
of lock up	(500)	-	-	-	-	-	-
Issuance of common stock for services	13,847	14	75,026	-	-	-	75,040
Warrants exercised	19,400	19	54,883	(20,952)	-	-	33,950
Issuance of common stock
in property acquisitions	57,000	57	319,493	-	-	-	319,550
Amortization of deferred compensation	-	-	-	-	221,198	-	221,198
Net income	-	-	-	-	-	670,143	670,143

Balance, December 31, 2003	7,162,097	7,162	6,994,925	1,473,164	(438,802)	103,824	8,140,273
Warrants exercised	78,300	78	395,843	(41,796)	-	-	354,125
Issuance for cash	1,667,500	1,668	6,469,225	1,781,791	-	-	8,252,684
Issuance of common stock in property
acquisitions, net of call option received	225,013	225	1,398,359	-	-	-	1,398,584
Amortization of deferred compensation	-	-	-	-	204,525	-	204,525
Net income	-	-	-	-	-	2,451,652	2,451,652

Balance, December 31, 2004	9,132,910	$9,133	$15,258,352	$3,213,159	$(234,277)	$2,555,476	$20,801,843

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.
STATEMENTS OF CASH FLOWS
(As Restated - Note 2)

For the Years Ended December 31	2004	2003

Cash Flows From Operating Activities
Net income	$2,451,652	$670,143
Adjustments to reconcile net income to net cash provided by operating activities:
Shares issued for services	-	75,040
Depreciation, depletion and amortization	1,011,602	360,282
Gain from change in fair value of put option	(68,251)	(47,699)
Cumulative effect of change in accounting principle	-	11,813
Loss on sale of equipment	5,586	-
Amortization of deferred compensation	204,525	221,198
Accretion of discounted asset retirement liability and note payable	83,730	32,212
Changes in assets and liabilities:
Accounts receivable	(656,864)	(119,474)
Prepaid expenses	(4,201)	(27,807)
Accounts payable and accrued liabilities	1,570,831	74,787
Deferred income taxes	1,397,074	402,455

Net Cash Provided by Operating Activities	5,995,684	1,652,950

Cash Flows from Investing Activities
Proceeds from sale of equipment	10,500	-
Cash payments on purchase of East Hobbs property	(1,028,000)	-
Cash payments on purchase of Furhman-Mascho property	(711,802)	-
Purchase and development of oil and gas properties	(4,802,141)	(3,050,558)
Purchase of property, plant & equipment	-	(26,686)
Maturity of long-term investment	25,234	51,268
Purchase of office equipment	(41,423)	(4,306)

Net Cash Used in Investing Activities	(6,547,632)	(3,030,282)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	8,383,557	1,580,328
Proceeds from exercise of warrants	354,124	33,950
Issuance of note payable	2,000,000	-
Payment of notes payable	(10,008,440)	-
Collection of common stock subscription receivable	-	157,500
Payment of accrued dividends to preferred stockholders	-	(114,685)

Net Cash Provided by Financing Activities	729,241	1,657,093

Net Increase in Cash	177,293	279,761

Cash at Beginning of Year	1,076,676	796,915

Cash at End of Year	$1,253,969	$1,076,676

The accompanying notes are an integral part of these financial statements.

ARENA RESOURCES, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(As Restated - Note 2)

For the Years Ended December 31	2004	2003

Supplemental Cash Flow Information
Cash paid for interest	$158,950	$38,798

Non-Cash Investing and Financing Activities
Common stock issued for properties	$34,500	$319,550
Asset retirement obligation incurred in property acquisition	-	338,271

East Hobbs property was acquired as follows:
Fair value of assets acquired	$10,354,964
Liabilities assumed	(78,654)
Notes payable incurred	(9,008,440)
Common stock issued	(239,870)

Cash paid	$1,028,000

Fuhrman-Mascho property was acquired as follows:
Fair value of assets acquired	$11,479,742
Liabilities assumed	(513,247)
Note payable incurred, net of $30,000 unamortized discount	(8,970,000)
Put options issued	(160,379)
Common stock issued	(1,260,091)
Call options received	135,777

Cash paid	$711,802

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

In addition, capitalized costs less accumulated amortization and related deferred income taxes shall not exceed an amount (the full cost ceiling) equal to the sum of: the present value of estimated future net revenues computed by applying current prices of oil and gas reserves to estimated future production of proved oil and gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus the cost of properties not being amortized; plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less income tax effects related to differences between the book and tax basis of the properties.

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

Stock-Based Employee Compensation – On April 1, 2003 and on August 12, 2003, the Company issued stock options to directors and employees, which are described more fully in Note 8. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation awards to employees. The Company recognized compensation expense relating to those stock options of $204,525 and $221,198 for the years ended December 31, 2004 and 2003, respectively.

Alternately, Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock option awards. The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

For the Years Ended December 31,	2004	2003

Net income, as reported	$2,451,652	$670,143
Add: Stock based employee compensation included in net income, net
of related tax effects	128,365	139,355
Deduct: Total stock-based employee compensation expense determined under the
fair value based method for all awards, net of related tax effects	(345,068)	(372,935)

Pro Forma Net Income	$2,234,949	$436,563

Income Per Common Share
Basic, as reported	$0.31	$0.10
Basic, pro forma	0.28	0.06

Diluted, as reported	0.28	0.09
Diluted, pro forma	0.26	0.06

The pro forma estimated after-tax stock-based compensation expense under SFAS 123 for the years ending December 31, 2005, 2006 and 2007 relating to options outstanding at December 31, 2004, will be approximately $128,000, $75,000 and $37,000, respectively. These amounts will change as the result of stock options granted on January 1, 2005 and will be recognized in the results of operations beginning July 1, 2005 upon adoption of Statement 123(R), as discussed below.

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Stock-Based Compensation to Non-Employees – The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

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

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 – RESTATEMENT OF FINANCIAL STATEMENTS

During 2003, the Company granted nonqualified stock options to directors and employees to purchase 1,000,000 shares of common stock. The exercise price was 85% of the market value of the Company’s common stock on the dates issued and the options vest over a five-year period. In reliance upon FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, the Company considered the 15% discount from the market price of the Company’s common stock to be reasonable in determining the fair value of the common stock and determined that the time permitted for exercise of the stock options was limited to a reasonable period; therefore, the Company did not recognize any stock-based compensation from the grant of these stock options. However, the Company has recently reevaluated its conclusion with regard to the time permitted for exercise of the stock options and has determined that the five year vesting period is not a reasonable period. As a result, the discount from market value is stock-based compensation. As further discussed in Note 8, the stock-based compensation is being recognized over the five-year vesting period of the options.

In addition, the Company recently determined that it did not recognize 40,000 shares of common stock that were issued as a finder’s fee at their fair value during 2004. The fair value of the common stock has been determined by the market value of the Company’s common stock on the date the shares were issued. The fair value of the finder’s fee was capitalized as part of the acquisition of oil and gas properties subject to amortization.

The Company has restated its 2004 and 2003 financial statements for the effects of these adjustments. As a result of the restatement, the Company recognized additional compensation expense of $204,525 and $221,198 during the years ended December 31, 2004 and 2003, respectively. The cost of oil and gas properties subject to amortization was increased by $35,217 at December 31, 2004 and stockholders’ equity was increased by $193,220 and $81,843 at December 31, 2004 and $2003, respectively. The following tables summarize the effect of the restatement on the 2004 and 2003 financial statements:

	As Previously Reported	Effect of Restatement	As Restated

For the Year Ended December 31, 2004
General and administrative expense	$670,325	$204,525	$874,850
Income before provision for income taxes	4,053,251	(204,525)	3,848,726
Provision for deferred income taxes	1,473,234	(76,160)	1,397,074
Net income	2,580,017	(128,365)	2,451,652
Basic earnings per common share	0.33	(0.02)	0.31
Diluted earnings per common share	0.30	(0.02)	0.28

For the Year Ended December 31, 2003
General and administrative expense	$557,576	$221,198	$778,774
Income before provision for income taxes and cumulative effect of change in accounting principle	1,305,609	(221,198)	1,084,411
Provision for deferred income taxes	484,298	(81,843)	402,455
Income before cumulative effect of change in accounting principle	821,311	(139,355)	681,956
Net income	809,498	(139,355)	670,143
Basic earnings per common share	0.12	(0.02)	0.10
Diluted earnings per common share	0.11	(0.02)	0.09

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

	As Previously Reported	Effect of Restatement	As Restated

As of December 31, 2004
Property and equipment, net	$33,843,884	$35,217	$33,879,101
Total assets	36,342,307	35,217	36,377,524
Deferred income taxes	2,129,993	(158,003)	1,971,990
Total long-term liabilities	13,893,019	(158,003)	13,735,016
Additional paid-in capital	15,223,135	35,217	15,258,352
Options and warrants outstanding	2,553,159	660,000	3,213,159
Deferred compensation	-	(234,277)	(234,277)
Retained earnings	2,823,196	(267,720)	2,555,476
Total stockholders' equity	20,608,623	193,220	20,801,843

As of December 31, 2003
Deferred income taxes	$656,759	$(81,843)	$574,916
Total long-term liabilities	1,663,959	(81,843)	1,582,116
Options and warrants outstanding	813,164	660,000	1,473,164
Deferred compensation	-	(438,802)	(438,802)
Retained earnings	243,179	(139,355)	103,824
Total stockholders' equity	8,058,430	81,843	8,140,273

NOTE 3 – EARNING PER SHARE INFORMATION

For the Years Ended December 31,	2004	2003

Income before cumulative effect of change in accounting principle	$2,451,652	$681,956
Cumulative effect of change in accounting principle	-	(11,813)

Net Income	$2,451,652	$670,143

Basic Weighted-Average Common Shares Outstanding	7,873,213	6,759,858
Effect of dilutive securities
Warrants	524,173	231,476
Stock options	296,792	250,342

Diluted Weighted-Average Common Shares Outstanding	8,694,178	7,241,676

Basic Earnings Per Share
Income before cumulative effect of change in accounting principle	$0.31	$0.10
Net income	0.31	0.10
Diluted Earnings Per Share
Income before cumulative effect of change in accounting principle	$0.28	$0.09
Net Income	0.28	0.09

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 4 – ACQUISITION OF OIL AND GAS PROPERTIES

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

At the date of acquisition, East Hobbs was comprised of 21 operating oil and gas wells that were unitized into one lease prior to the acquisition. The Company purchased East Hobbs for its current production and cash flow, as well as for the drilling and secondary recovery opportunities from the property. The Company paid $10,008,440 to the sellers, including $9,008,440 paid directly from borrowings under a credit facility and a bridge financing from a bank described more fully in Note 5 . In addition, the Company paid acquisition costs of $28,000 and issued 15,000 shares of common stock valued at $90,000, or $6.00 per share, and 25,000 shares of common stock valued at $149,750, or $5.99 per share, as a finder’s fee on the East Hobbs San Andres Property acquisition. The total acquisition cost was allocated to the assets acquired and the liabilities assumed as follows:

Accounts receivable	$165,544
Oil and gas properties subject to amortization	10,189,480

Total Assets	10,355,024

Accounts payable	(21,872)
Asset retirement obligation	(56,782)

Total Liabilities Assumed	(78,654)

Net Assets Acquired	$10,276,370

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

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the East Hobbs and the Fuhrman-Mascho properties had been completed on January 1, 2004 and 2003, respectively:

For the Years Ended December 31,	2004	2003

	(Unaudited)
Oil and Gas Revenues	$11,493,181	$7,885,740
Income from Operations Before Cumulative Effect of Change in
Accounting Principle	2,833,800	1,037,061
Net Income	2,833,800	1,025,248

Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$0.36	$0.15
Net income	0.36	0.15
Basic Income Per Common Share
Income before cumulative effect of change in accounting principle	$0.33	$0.14
Net income	0.33	0.14

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

NOTE 5 – NOTES PAYABLE AND PUT OPTION

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

NOTE 6 – ASSET RETIREMENT OBLIGATION

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

The adoption of SFAS No. 143 will affect amortization of oil and gas properties on an on-going basis. The increase in oil and gas properties is being amortized as the related oil and gas reserves are produced, and resulted in an increase in depreciation, depletion and amortization for the years ended December 31, 2004 and 2003 of $10,798 and $7,459, respectively. The adoption of SFAS No. 143 also impacted the computation of the ceiling test for the carrying value of oil and gas properties. The ceiling test has changed to include the estimated asset retirement costs in the cost of oil and gas properties and exclude future abandonment costs from the computation of the present value of estimated future net revenues. This change only had a nominal effect on the Company’s ceiling test computation at December 31, 2004 and 2003.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

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

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

Stock purchase warrants issued and exercised during the years ended December 31, 2004 and 2003 are summarized as follows:

	2004		2003

	Warrants	Weighted-Average Exercise Price	Warrants	Weighted-Average Exercise Price

Outstanding at beginning of the year	1,435,723	$4.47	507,200	$3.58
Issued	1,957,500	$7.46	947,923	$4.89
Exercised	(78,300)	$4.52	(19,400)	$1.75

Outstanding at End of Year	3,314,923	$6.23	1,435,723	$4.47

Stock purchase warrants outstanding at December 31, 2004 are as follows:

Warrants Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life

190,300	$1.75	0.5 years
50,000	3.00	1.7
1,117,123	5.00	0.7
1,667,500	7.32	3.6
145,000	9.00	4.6
145,000	7.49	4.6

3,314,923

The Company values any shares of stock issued to non-employees at their fair value at the date the recipient has rendered services or otherwise earned the shares.

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

NOTE 8 – EMPLOYEE STOCK OPTIONS

On April 1, 2003 and on August 12, 2003, the Company granted nonqualified stock options to directors and employees to purchase 1,000,000 shares and 50,000 shares of common stock at $3.70 per share and $4.80 per share through April 1, 2008 and August 12, 2008, respectively. Effective July 31, 2003, 50,000 of the options with an exercise price of $3.70 per share were forfeited. The options vest at the rate of 20% each year over five years beginning one year from the date granted. The exercise price was 85% of the market value of the Company’s common stock on the dates issued. The Company recognizes compensation expense related to the 15% discount amount of the exercise price from the market price of the stock at the date of grant over the five year vesting period of the options. The Company recognized compensation expense for the years ended December 31, 2003 and 2004 of $221,198 and $204,525, respectively. A summary of the status of the stock options as of December 31, 2004 and changes during the year then ended is as follows:

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

NOTE 9 – RELATED PARTY TRANSACTIONS

In July 2002, the Company borrowed $400,000 from two of its officers under the terms of secured, 10% promissory notes, as more fully described in Note 5 .

NOTE 10 – COMMITMENTS

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

NOTE 11 – INCOME TAXES

The provision for income taxes consisted of the following:

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

For the Years Ended December 31,	2004	2003

Current before benefit of operating loss carry forwards	$-	$83,686
Current benefit of operating loss carry forwards	-	(83,686)
Deferred	1,397,074	402,455

Provision for Income Taxes	$1,397,074	$402,455

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

For the Years Ended December 31,	2004	2003

Tax at federal statutory rate (34%)	$1,308,567	$368,700
Income not subject to tax	(24,493)	(17,364)
State tax, net of federal benefit	127,008	51,120
Effect of lower effective tax rates	(14,008)	-

Provision for Income Taxes	$1,397,074	$402,455

As of December 31, 2004, the Company had net operating loss carry forwards for federal income tax reporting purposes of $73,118 which, if unused, will expire in 2022 and 2024. The net deferred tax liability consisted of the following:

December 31,	2004	2003

Deferred tax liabilities
Depreciation	$13,092	$41,152
Intangible drilling costs	2,291,116	648,126
Asset retirement costs	380,736	208,690

Total deferred tax liabilities	2,684,944	897,968

Deferred tax assets
Depletion and amortization	95,077	-
Asset retirement obligation	426,628	226,486
Stock-based compensation	158,003	81,843
Operating loss carryforwards	33,246	14,723

Total deferred tax assets	712,954	323,052

Net Deferred Income Taxes	$1,971,990	$574,916

ARENA RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 12 – SUBSEQUENT EVENTS (UNAUDITED)

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

ARENA RESOURCES, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,	2004	2003

Unproved oil and gas properties	$388,581	$128,694
Proved oil and gas properties	34,068,557	8,334,706
Drilling advances on uncompleted projects	900,000	351,000
Support and office equipment	87,087	67,458

Total capitalized costs	35,444,225	8,881,858
Less accumulated depreciation and amortization	(1,565,124)	(559,229)

Net Capitalized Costs	$33,879,101	$8,322,629

Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31,	2004	2003

Acquisition of proved properties	21,706,166	2,692,039
Acquisition of unproved properties	43,082	147,000
Exploration costs	216,805	326,410
Development costs	4,027,754	849,864

Total Costs Incurred	$25,993,807	$4,015,313

Results of Operations from Oil and Gas Producing Activities – The Company’s results of operations from oil and gas producing activities exclude interest expense, accretion expense, gain from change in fair value of put options and the cumulative effect of change in accounting principle. Income taxes are based on statutory tax rates, reflecting allowable deductions.

For the Years Ended December 31,	2004	2003

Oil and gas revenues	$8,482,130	$3,665,477
Production costs	(1,975,835)	(1,149,136)
Production taxes	(629,703)	(269,563)
Depreciation and amortization	(1,011,602)	(360,282)
Operating expenses of oil and gas producing activities	(313,953)	(221,498)

Results of operations before income taxes	4,551,037	1,664,998
Provision for income taxes	(1,683,884)	(616,049)

Results of Oil and Gas Producing Operations	$2,867,153	$1,048,949

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

ARENA RESOURCES, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

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

Standard Measure of Discounted Cash Flows

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

ARENA RESOURCES, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

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