Form 10-Q/A
period 2005-03-31
ARENA RESOURCES INC
filed 2006-02-15
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005

|__| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANCE ACT OF 1934
OR
FOR THE TRANSITION PERIOD From __________ to __________.

Commission File Number 001-31657

ARENA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1596109
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4920 South Lewis Street, Suite 107
Tulsa, Oklahoma   74105
(Address of principal executive offices)

(918) 747-6060
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. |X| Yes    |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): |_| Yes    |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

As of May 5, 2005, the Company had outstanding 10,332,179 shares of common stock ($0.001 par value).

Explanatory Note to Amendment No. 1

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Arena Resources, Inc. (the “Company”) for the three months ended March 31, 2005 (the “Original Form 10-Q”) is to (i) record an adjusted value (adjusted to market value on the date of issuance) of 40,000 shares of the Company’s common stock originally issued as a “finders’ fee” in connection with the acquisition of property and capitalized as part of our properties subject to amortization, and (ii) restate our financial statements to reflect a change in how we account for compensation expenses associated with options granted to employees under our stock option plan.

Adjusting the capitalized value of our properties subject to amortization was negligible ($35,217) and had no impact on our amortization expenses or net income for the quarter ended March 31, 2004 or March 31, 2005 as reported in this Form 10-Q.

The change in how we account for compensation expenses associated with options granted to employees essentially results in our recognition of compensation expense related to the discount amount of the exercise price of the option from the market price of the stock at the date of grant over the vesting period. The discount on all options granted through December 31, 2004 has been 15%, and the vesting period has been five years. The result of these changes is that our general and administrative expenses (which include our current compensation expense) for the quarters ended March 31, 2004 and March 31, 2005 have increased, with a resulting reduction in our net income after taxes. The effect of this change on our net income after taxes is to reduce our net income for the three months ended March 31, 2004 by $47,244 (from $309,641 to $262,397), which results in no change to the basic earnings per share and a reduction of diluted earnings per share from $0.04 to $0.03, and for the three months ended March 31, 2005 by $26,553 (from $1,313,253 to $1,286,700) which results in no change to basic earnings per share and a reduction of diluted earnings per share from $0.12 to $0.11.

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

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
(As Restated – Note 2)

	March 31, 2005	December 31, 2004

ASSETS
Current Assets
Cash	$1,764,414	$1,253,969
Accounts receivable	1,450,118	1,149,513
Joint interest billing receivable	88,838	61,805
Prepaid expenses	33,136	33,136

Total Current Assets	3,336,506	2,498,423

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	36,494,723	34,457,137
Deposit on property acquisition	261,600	-
Drilling advances	272,119	900,000
Equipment	26,687	26,687
Office equipment	71,223	60,401

Total Property and Equipment	37,126,352	35,444,225
Less: Accumulated depreciation and amortization	(1,986,723)	(1,565,124)

Net Property and Equipment	35,139,629	33,879,101

Total Assets	$38,476,135	$36,377,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$871,457	$1,805,865
Accrued liabilities	102,334	34,800

Total Current Liabilities	973,791	1,840,665

Long-Term Liabilities
Notes payable	5,000,000	10,000,000
Notes payable to related parties	400,000	400,000
Put option	20,987	95,033
Asset retirement liability	1,290,064	1,267,993
Deferred income taxes	2,726,193	1,971,990

Total Long-Term Liabilities	9,437,244	13,735,016

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 10,316,179 shares and 9,132,910 shares outstanding, respectively	10,316	9,133
Additional paid-in capital	21,828,815	15,258,352
Options and warrants outstanding	2,575,720	3,213,159
Deferred compensation	(191,927)	(234,277)
Retained earnings	3,842,176	2,555,476

Total Stockholders' Equity	28,065,100	20,801,843

Total Liabilities and Stockholders' Equity	$38,476,135	$36,377,524

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(As Restated – Note 2)

For the Three Months Ended March 31,	2005	2004

Oil and Gas Revenues	$3,914,735	$1,200,400

Costs and Operating Expenses
Oil and gas production costs	812,237	316,290
Oil and gas production taxes	286,717	78,707
Depreciation, depletion and amortization	421,599	111,120
General and administrative expense	311,855	253,552

Total Costs and Operating Expenses	1,832,408	759,669

Other Income (Expense)
Gain from change in fair value of put options	74,046	-
Accretion expense	(22,071)	(12,295)
Interest expense	(93,399)	(9,113)

Net Other Expense	(41,424)	(21,408)

Income Before Provision for Income Taxes	2,040,903	419,323

Provision for Deferred Income Taxes	(754,203)	(156,926)

Net Income	$1,286,700	$262,397

Basic Net Income Per Common Share	0.13	0.04
Diluted Net Income Per Common Share	0.11	0.03

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(As Restated – Note 2)

For the Three Months Ended March 31,	2005	2004

Cash Flows From Operating Activities
Net income	$1,286,700	$262,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	421,599	111,120
Provision for income taxes	754,203	156,926
Gain from change in fair value of put option	(74,046)	-
Amortization of deferred compensation	42,350	75,350
Accretion of discounted liabilities	22,071	12,296
Changes in assets and liabilities:
Accounts and joint interest receivable	(327,638)	(35,605)
Prepaid expenses	-	(3,591)
Accounts payable and accrued liabilities	(866,874)	(10,183)

Net Cash Provided by Operating Activities	1,258,365	568,710

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(1,409,705)	(296,620)
Purchase of office equipment	(10,822)	(17,446)

Net Cash Used in Investing Activities	(1,420,527)	(314,066)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	-	(114,788)
Proceeds from exercise of warrants	5,672,607	21,750
Payment of notes payable	(5,000,000)	-

Net Cash Provided by (Used in) Financing Activities	672,607	(93,038)

Net Increase in Cash	510,445	161,606

Cash at Beginning of Period	1,253,969	1,076,676

Cash at End of Period	$1,764,414	$1,238,282

Supplemental Cash Flow Information
Cash paid for interest	$131,421	$9,863

Non-Cash Investing and Financing Activities
Common stock issued for properties	$261,600	$-

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

Stock-Based Employee Compensation – The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation awards to employees. The Company recognizes compensation expense related to the 15% discount amount of the exercise price from the market price of the stock at the date of grant over the five year vesting period of the options. The Company recognized compensation expense for the quarters ended March 31, 2005 and 2004 of $42,350 and $75,350, respectively.

Alternately, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock option awards. The following table illustrates the effect on net income and basic and diluted income per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

For the Three Months Ended March 31,	2005	2004

Net income, as reported	$1,286,700	$262,397
Add: Stock based employee compensation expense included in net income, net of
related tax effects	26,553	47,244
Deduct: Total stock-based employee compensation expense determined under the
fair value based method for all awards, net of related tax effects	(152,217)	(127,129)

Pro Forma Net Income	$1,161,036	$182,512

Income per Common Share
Basic, as reported	$0.13	$0.04
Basic, pro forma	0.12	0.03

Diluted, as reported	0.11	0.03
Diluted, pro forma	0.10	0.02

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

The Company has restated its financial statements for the three months ended March 31, 2005 and 2004 to reflect the effects of these adjustments. As a result of the restatement, the Company recognized additional compensation expense of $42,350 and $75,350 during the three months ended March 31, 2005 and 2004, respectively. The cost of oil and gas properties subject to amortization was increased by of $35,217 and stockholders’ equity was increased by $209,017 at March 31, 2005. The following tables summarize the effect of the restatement on the financial statements for the reporting period March 31, 2005:

	As Previously Stated	Effect of Restatement	As Restated

For the Three Months Ended March 31, 2005
General and administrative expense	$269,505	$42,350	$311,855
Income before provision for income taxes	2,083,253	(42,350)	2,040,903
Provision for deferred income taxes	(770,000)	15,797	(754,203)
Net income	1,313,253	(26,553)	1,286,700
Basic income per common share	0.13	-	0.13
Diluted income per common share	0.12	(0.01)	0.11

For the Three Months Ended March 31, 2004
General and administrative expense	$178,202	$75,350	$253,552
Income before provision for income taxes	494,673	(75,350)	419,323
Provision for deferred income taxes	(185,032)	28,106	(156,926)
Net income	309,641	(47,244)	262,397
Basic income per common share	0.04	-	0.04
Diluted income per common share	0.04	(0.01)	0.03

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

	As Previously Stated	Effect of Restatement	As Restated

As of March 31, 2005
Property and equipment, net	$35,104,412	$35,217	$35,139,629
Total assets	38,440,918	35,217	38,476,135
Deferred income taxes	2,899,993	(173,800)	2,726,193
Total long-term liabilities	9,611,044	(173,800)	9,437,244
Additional paid-in capital	21,793,598	35,217	21,828,815
Options and warrants outstanding	1,915,720	660,000	2,575,720
Deferred compensation	-	(191,927)	(191,927)
Retained earnings	4,136,449	(294,273)	3,842,176
Total stockholders' equity	27,856,083	209,017	28,065,100

NOTE 3 – EARNINGS PER SHARE INFORMATION

For the Three Months Ended March 31,	2005	2004

Net Income	$1,286,700	$262,397

Basic Weighted-Average Common Shares Outstanding	9,792,744	7,163,734
Effect of dilutive securities
Warrants	1,021,162	429,739
Stock options	471,033	243,441

Diluted Weighted-Average Common Shares Outstanding	11,284,939	7,836,914

Basic Net Income Per Common Share	0.13	0.04
Diluted Net Income Per Common Share	0.11	0.03

NOTE 4 – ACQUISITION OF OIL AND GAS PROPERTIES

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

At the date of acquisition, East Hobbs was comprised of 21 operating oil and gas wells that were unitized into one lease prior to the acquisition. The Company purchased East Hobbs for its current production and cash flow, as well as for the drilling and secondary recovery opportunities from the property. The Company paid $10,008,440 to the sellers, including $9,008,440 paid directly from borrowings under a credit facility and a bridge financing from a bank described more fully in Note 5. In addition, the Company paid acquisition costs of $28,000 and issued 40,000 shares of common stock valued at $239,750, or $5.99 per share, as a finder’s fee on the East Hobbs San Andres Property acquisition.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

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

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the East Hobbs and the Fuhrman-Mascho properties had been completed on January 1, 2004 and 2003, respectively:

For the Three Months Ended March 31,	2005	2004

Oil and Gas Revenues	$3,914,735	$2,457,830

Net Income	1,286,700	419,864
Income Per Common Share
Basic Net Income Per Common Share	$0.13	$0.06
Diluted Net Income Per Common Share	0.11	0.05

NOTE 5 – NOTES PAYABLE

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2005

As stated in Note 9, effective April 30, 2005, the Company entered into an agreement that increased its credit facility to $50,000,000, with an increased borrowing base of $35,000,000. At that time, the annual fee for the unused portion of the borrowing base was removed, the tangible net worth the Company must maintain was increased to $18,000,000 and the maturity date changed to April 30, 2008. All other terms and conditions of the credit facility remained the same.

On February 21, 2005, two officers of the Company and the Board of Directors agreed to an extension of the $400,000 notes payable to the two officers to July 1, 2006, under the same terms as the original notes.

NOTE 6 – ASSET RETIREMENT OBLIGATION

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

Balance, January 1, 2005	$1,267,993
Accretion expense	22,071

Balance, March 31, 2005	$1,290,064

NOTE 7 — STOCKHOLDERS’ EQUITY

Warrants exercised – During the three months ended March 31, 2005, the Company issued 1,163,269 shares of common stock as a result of warrant holders exercising warrants. Of this total, 76,350 had an exercise price of $1.75 per share, 1,041,919 had an exercise price of $5.00 per share and 45,000 had an exercise price of $7.32 per share. The Company received $5,672,607 from the exercises.

Shares issued in property acquisition – During the three months ended March 31, 2005, the Company issued 20,000 shares of restricted common stock, valued at $261,600, or $13.08 per share, as part of the acquisition cost for leasing acreage in Kansas as disclosed in Note 4.

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

NOTE 9 — SUBSEQUENT EVENTS

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

General and administrative expenses. General and administrative expenses increased by $58,303 to $311,855 for the three months ended March 31, 2005, compared to the same period in 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

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

Net income. Net income increased from $262,397 for the three months ended March 31, 2004 to $1,286,700 for 2005. The primary reasons for this increase include an increase in volumes sold and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

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

On April 14, 2004, the Company established a $15,000,000 credit facility from a bank with an $8,500,000 initial borrowing base. In November 2004, the Company entered into an agreement that increased the facility to $25,000,000, with an increased borrowing base of $15,000,000. Any increases in the borrowing base are subject to written consent by the financial institution. The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 5.04% per annum, and is payable monthly. Annual fees for the facility were 1/8 of one percent of the unused portion of the borrowing base. Amounts borrowed under the revolving credit facility are due in April 2007. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1. During December 2004, the Company drew $9,000,000 under this revolving credit facility to fund the acquisition of the Fuhrman Mascho leases and $1,000,000 to help fund development activities. An additional $299,029 is reserved under the revolving credit facility as collateral for standby letters of credit issued to various states. During the three months ended March 31, 2005, the Company paid a total of $5,000,000 of the amounts borrowed during 2004, using the proceeds from the exercise of warrants for the Company’s common stock. As of March 31, 2005, $5,000,000 remained outstanding on this credit facility.

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

Forward-Looking Information

Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Company’s future financial position and operating results. Such statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. The terms “expect,” “anticipate,” “intend,” and “project” and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by the company, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The company makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        At the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer believe that:

        The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

        The Company’s disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective to ensure that such information is accumulated and communicated to the Company’s management, and made known to the Company’s Chief Executive Officer and Chief Financial Officer, particularly during the period when this quarterly report was prepared, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Controls Over Financial Reporting

        There have been no significant changes in the Company’s internal controls over financial reporting or other factors that could significantly affect the Company’s internal controls subsequent to their evaluation, nor has there been any need for any corrective actions with regard to significant deficiencies or material weaknesses in internal controls related to financial reporting.

Part II — Other Information

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: February 15, 2006	By: /s/ Lloyd Tim Rochford
Lloyd Tim Rochford
President, Chief Executive Officer

Dated: February 15, 2006	By: /s/ Stanley McCabe
Stanley McCabe
Treasurer, Secretary

Dated: February 15, 2006	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer