Form 10-Q/A
period 2005-06-30
ARENA RESOURCES INC
filed 2006-02-15
CIK 1123871

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

Explanatory Note to Amendment No. 1

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Arena Resources, Inc. (the “Company”) for the three and six months ended June 30, 2005 (the “Original Form 10-Q”) is to (i) record an adjusted value (adjusted to market value on the date of issuance) of 40,000 shares of the Company’s common stock originally issued as a “finders’ fee” in connection with the acquisition of property and capitalized as part of our properties subject to amortization, and (ii) restate our financial statements to reflect a change in how we account for compensation expenses associated with options granted to employees under our stock option plan.

Adjusting the capitalized value of our properties subject to amortization was negligible ($35,217) and had no impact on our amortization expenses or net income for the quarter or six months ended June 30, 2004 or June 30, 2005 as reported in this Form 10-Q.

The change in how we account for compensation expenses associated with options granted to employees essentially results in our recognition of compensation expense related to the discount amount of the exercise price of the option from the market price of the stock at the date of grant over the vesting period. The discount on all options granted through December 31, 2004 has been 15%, and the vesting period has been five years. The result of these changes is that our general and administrative expenses (which include our current compensation expense) for the quarter and six months ended June 30, 2004 and June 30, 2005 have increased, with a resulting reduction in our net income after taxes. The effect of this change on our net income after taxes is to reduce our net income for the three months ended June 30, 2004 by $27,886 (from $548,548 to $520,662), which results in a reduction of basic earnings per share from $0.08 to $0.07 and to diluted earnings per share from $0.07 to $0.06, and for the three months ended June 30, 2005 by $16,874 (from $1,731,974 to $1,715,100) which results in no change to the basic or diluted earnings per share, and for the six months ended June 30, 2004 by $75,130 (from $858,190 to $783,060), which results in a reduction of basic earnings per share from $0.12 to $0.11 and to diluted earnings per share from $0.11 to $0.10, and for the six months ended June 30, 2005 by $43,427 (from $3,045,227 to $3,001,800), which results in no change to the basic earnings per share and a reduction of diluted earnings per share from $0.27 to $0.26.

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

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
(As Restated – Note 2)

	June 30, 2005	December 31, 2004

ASSETS
Current Assets
Cash	$1,405,168	$1,253,969
Accounts receivable	1,599,231	1,149,513
Joint interest billing receivable	85,187	61,805
Prepaid expenses	33,136	33,136

Total Current Assets	3,122,722	2,498,423

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	41,634,558	34,457,137
Deposit on property acquisition	359,655	-
Drilling advances	75,335	900,000
Equipment	26,687	26,687
Office equipment	87,194	60,401

Total Property and Equipment	42,183,429	35,444,225
Less: Accumulated depreciation and amortization	(2,470,006)	(1,565,124)

Net Property and Equipment	39,713,423	33,879,101

Total Assets	$42,836,145	$36,377,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,153,618	$1,805,865
Accrued liabilities	48,403	34,800

Total Current Liabilities	2,202,021	1,840,665

Long-Term Liabilities
Notes payable	5,000,000	10,000,000
Notes payable to related parties	400,000	400,000
Put option	29,163	95,033
Asset retirement liability	1,317,318	1,267,993
Deferred income taxes	3,742,949	1,971,990

Total Long-Term Liabilities	10,489,430	13,735,016

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 10,452,471 shares and 9,132,910 shares outstanding, respectively	10,453	9,133
Additional paid-in capital	22,308,218	15,258,352
Options and warrants outstanding	2,433,761	3,213,159
Deferred compensation	(165,014)	(234,277)
Retained earnings	5,557,276	2,555,476

Total Stockholders' Equity	30,144,694	20,801,843

Total Liabilities and Stockholders' Equity	$42,836,145	$36,377,524

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(As Restated – Note 2)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Oil and Gas Revenues	$4,628,554	$1,792,414	$8,543,289	$2,992,814

Costs and Operating Expenses
Oil and gas production costs	626,199	403,531	1,438,436	719,820
Oil and gas production taxes	374,397	133,026	661,114	211,733
Depreciation, depletion and amortization	483,283	204,706	904,882	315,826
General and administrative expense	300,512	208,044	612,367	461,596

Total Costs and Operating Expenses	1,784,391	949,307	3,616,799	1,708,975

Other Income (Expense)
Gain from change in fair value of put options	(8,176)	2,905	65,870	2,905
Accretion expense	(27,254)	(12,770)	(49,325)	(25,065)
Interest expense	(76,877)	(58,998)	(170,276)	(68,111)

Net Other Income (Expense)	(112,307)	(68,863)	(153,731)	(90,271)

Income Before Provision for Income Taxes	2,731,856	774,244	4,772,759	1,193,568

Provision for Deferred Income Taxes	(1,016,756)	(253,582)	(1,770,959)	(410,508)

Net Income	$1,715,100	$520,662	$3,001,800	$783,060

Basic Net Income Per Common Share	0.17	0.07	0.30	0.11
Diluted Net Income Per Common Share	0.15	0.06	0.26	0.10

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(As Restated – Note 2)

For the Six Months Ended June 30,	2005	2004

Cash Flows From Operating Activities
Net income	$3,001,800	$783,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	904,882	315,826
Provision for income taxes	1,770,959	410,508
Gain from change in fair value of put option	(65,870)	(2,905)
Loss on sale of equipment	-	5,585
Amortization of deferred compensation	69,263	119,825
Accretion of discounted liabilities	49,325	57,511
Changes in assets and liabilities:
Accounts and joint interest receivable	(473,100)	(310,304)
Prepaid expenses	-	(4,629)
Accounts payable and accrued liabilities	361,356	102,657

Net Cash Provided by Operating Activities	5,618,615	1,477,134

Cash Flows from Investing Activities
Proceeds from sale of equipment	-	10,500
Purchase and development of oil and gas properties	(6,453,296)	(1,550,090)
Purchase of office equipment	(26,793)	(18,035)

Net Cash Used in Investing Activities	(6,480,089)	(1,557,625)

Cash Flows From Financing Activities
Offering costs incurred	-	(204,701)
Proceeds from exercise of warrants	6,012,673	130,500
Issuance of note payable	-	1,000,000
Payment of notes payable	(5,000,000)	-

Net Cash Provided by (Used in) Financing Activities	1,012,673	925,799

Net Increase in Cash	151,199	845,308

Cash at Beginning of Period	1,253,969	1,076,676

Cash at End of Period	$1,405,168	$1,921,984

Supplemental Cash Flow Information
Cash paid for interest	$170,276	$19,836

Non-Cash Investing and Financing Activities
Common stock issued for properties	$261,245	$-
Asset retirement obligation incurred in property acquisition	-	32,447
Acquisition of property financed through note payable	-	9,008,440

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

Stock-Based Employee Compensation – The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation awards to employees. The Company recognizes compensation expense related to the 15% discount amount of the exercise price from the market price of the stock at the date of grant over the five year vesting period of the options. The Company recognized compensation expense for the three months ended June 30, 2005 and 2004 of $26,913 and $44,475, respectively and for the six months ended June 30, 2005 and 2004 of $69,263 and $119,825, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net income, as reported	$1,715,100	$520,662	$3,001,800	$783,060
Add: Stock based employee compensation expense included in net income, net of
related tax effects	16,874	27,886	43,427	75,130
Deduct: Total stock-based employee compensation expense determined under the
fair value based method for all awards, net of related tax effects	(126,216)	(75,098)	(278,433)	(202,197)

Pro Forma Net Income	$1,605,758	$473,450	$2,766,794	$655,993

Income per Common Share
Basic, as reported	$0.17	$0.07	$0.30	$0.11
Basic, pro forma	0.15	0.07	0.27	0.09

Diluted, as reported	0.15	0.06	0.26	0.10
Diluted, pro forma	0.14	0.06	0.24	0.08

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

The Company has restated its financial statements for the three and six months ended June 30, 2005 and 2004 to reflect the effects of these adjustments. As a result of the restatement, the Company recognized additional compensation expense of $26,913 and $44,475 during the three months ended June 30, 2005 and 2004, respectively and $69,263 and $119,825 during the six months ended June 30, 2005 and 2004, respectively. The cost of oil and gas properties subject to amortization was increased by of $35,217 and stockholders’ equity was increased by $219,056 at June 30, 2005. The following tables summarize the effect of the restatement on the financial statements for the reporting period June 30, 2005:

	As Previously Stated	Effect of Restatement	As Restated

For the Three Months Ended June 30, 2005
General and administrative expense	$273,599	$26,913	$300,512
Income before provision for income taxes	2,758,769	(26,913)	2,731,856
Provision for deferred income taxes	(1,026,795)	10,039	(1,016,756)
Net income	1,731,974	(16,874)	1,715,100
Basic income per common share	0.17	-	0.17
Diluted income per common share	0.15	-	0.15

For the Three Months Ended June 30, 2004
General and administrative expense	$163,569	$44,475	$208,044
Income before provision for income taxes	818,719	(44,475)	774,244
Provision for deferred income taxes	(270,171)	16,589	(253,582)
Net income	548,548	(27,886)	520,662
Basic income per common share	0.08	(0.01)	0.07
Diluted income per common share	0.07	(0.01)	0.06

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

	As Previously Stated	Effect of Restatement	As Restated

For the Six Months Ended June 30, 2005
General and administrative expense	$543,104	$69,263	$612,367
Income before provision for income taxes	4,842,022	(69,263)	4,772,759
Provision for deferred income taxes	(1,796,795)	25,836	(1,770,959)
Net income	3,045,227	(43,427)	3,001,800
Basic income per common share	0.30	-	0.30
Diluted income per common share	0.27	(0.01)	0.26

For the Six Months Ended June 30, 2004
General and administrative expense	$341,771	$119,825	$461,596
Income before provision for income taxes	1,313,393	(119,825)	1,193,568
Provision for deferred income taxes	(455,203)	44,695	(410,508)
Net income	858,190	(75,130)	783,060
Basic income per common share	0.12	(0.01)	0.11
Diluted income per common share	0.11	(0.01)	0.10

As of June 30, 2005
Property and equipment, net	$39,678,206	$35,217	$39,713,423
Total assets	42,800,928	35,217	42,836,145
Deferred income taxes	3,926,788	(183,839)	3,742,949
Total long-term liabilities	10,673,269	(183,839)	10,489,430
Additional paid-in capital	22,273,001	35,217	22,308,218
Options and warrants outstanding	1,773,761	660,000	2,433,761
Deferred compensation	-	(165,014)	(165,014)
Retained earnings	5,868,423	(311,147)	5,557,276
Total stockholders' equity	29,925,638	219,056	30,144,694

NOTE 3 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net Income	$1,715,100	$520,662	$3,001,800	$783,060

Basic Weighted-Average Common Shares Outstanding	10,361,226	7,183,855	10,078,555	7,173,795
Effect of dilutive securities
Warrants	825,567	627,099	912,374	539,477
Stock options	487,371	334,530	472,449	300,456

Diluted Weighted-Average Common Shares Outstanding	11,674,164	8,145,484	11,463,378	8,013,728

Basic Income Per Common Share
Net income	0.17	0.07	0.30	0.11
Diluted Income Per Common Share
Net Income	0.15	0.06	0.26	0.10

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

As discussed in Note 9, subsequent to June 30, 2005, the Company paid an additional $168,000 of the approximate $175,000.

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

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the East Hobbs and the Fuhrman-Mascho properties had been completed on January 1, 2004:

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Oil and Gas Revenues	$4,628,554	$2,434,480	$8,543,289	$4,552,907

Net Income	1,715,100	533,937	3,001,800	1,001,197
Income Per Common Share
Basic Net Income Per Common Share	$0.17	$0.07	$0.30	$0.14
Diluted Net Income Per Common Share	0.15	0.07	0.26	0.12

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 7 — STOCKHOLDERS’ EQUITY

Warrants exercised – During the six months ended June 30, 2005, the Company issued 1,299,916 shares of common stock for the exercise or warrants resulting in proceeds of $6,012,673. Exercise prices ranged from $1.75 to $7.32.

Shares issued in property acquisition – During the six months ended June 30, 2005, the Company issued 20,000 shares of restricted common stock, valued at $261,600, or $13.08 per share, as part of the acquisition cost for leasing acreage in Kansas as disclosed in Note 4.

Options issued – On January 1, 2005, the Company granted nonqualified stock options to directors and employees to purchase 375,000 shares of common stock at $8.30 per share through July 1, 2010. The pro forma stock-based employee compensation expense determined under the fair value method for these options, net of related tax effects, for the year ending December 31, 2005 would be $323,126.

Warrants extended – On June 30, 2005, the Company extended the expiration date of 36,250 warrants with an exercise price of $1.75. The warrants were set to expire June 30, 2005 and were extended an additional six months to December 31, 2005. The incremental value associated with the extension of these warrants was determined to be immaterial.

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

NOTE 9 — SUBSEQUENT EVENTS

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

Subsequent to June 30, 2005, the Company paid $168,000 of the remaining cost for the acquisition of the property in Kansas as discussed in Note 4.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended June 30, 2005

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

General and administrative expenses. General and administrative expenses increased by $92,468 to $300,512 for the three months ended June 30, 2005, compared to the same period in 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

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

Net income. Net income increased from $520,662 for the three months ended June 30, 2004 to $1,715,100 for 2005. The primary reasons for this increase include the acquisitions we made in 2004, development of our properties, an increase in volumes sold and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Results of Operations – For the Six Months Ended June 30, 2005

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

General and administrative expenses. General and administrative expenses increased by $150,771 to $612,367 for the six months ended June 30, 2005, compared to the same period in 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

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

Net income. Net income increased from $783,060 for the six months ended June 30, 2004 to $3,001,800 for 2005. The primary reasons for this increase include acquisitions we made in 2004, development of our properties, an increase in volumes sold and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

	Net Production Volume	Net Revenue
Texas Leases	52,088 BBLS	$ 2,242,853
Oklahoma Leases	30,441 BBLS	$ 1,524,558
New Mexico Leases	86,965 BBLS	$ 3,914,095

GAS

	Net Production Volume	Net Revenue
Texas Leases	16,551 MCF	$ 67,179
Oklahoma Leases	21,362 MCF	$ 80,334
New Mexico Leases	69,380 MCF	$ 463,869
Kansas	60,991 MCF	$ 250,401

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