Form 10-Q/A
period 2005-09-30
ARENA RESOURCES INC
filed 2006-02-15
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Explanatory Note to Amendment No. 2

The purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q of Arena Resources, Inc. (the “Company”) for the three and nine months ended September 30, 2005 (the “Original Form 10-Q”) is to (i) record an adjusted value (adjusted to market value on the date of issuance) of 40,000 shares of the Company’s common stock originally issued as a “finders’ fee” in connection with the acquisition of property and capitalized as part of our properties subject to amortization, and (ii) restate our financial statements to reflect the change in how we account for compensation expenses associated with options granted to employees under our stock option plan.

Adjusting the capitalized value of our properties subject to amortization was negligible ($35,217) and had no impact on our amortization expenses or net income for the quarter or nine months ended September 30, 2004 or September 30, 2005 as reported in this Form 10-Q.

The change in how we account for compensation expenses associated with options granted to employees essentially results in our recognition of compensation expense related to the discount amount of the exercise price of the option from the market price of the stock at the date of grant over the vesting period. The discount on all options granted through December 31, 2004 has been 15%, and the vesting period has been five years. The result of these changes is that our general and administrative expenses (which include our current compensation expense) for the quarter and nine months ended September 30, 2004 and September 30, 2005 have increased, with a resulting reduction in our net income after taxes. The effect of this change on our net income after taxes is to reduce our net income for the three months ended September 30, 2004 by $26,553 (from $830,049 to $803,496), which results in no change to basic or diluted earnings per share, and for the three months ended September 30, 2005 by $16,208 (from $3,460,207 to $3,443,999), which results in no change to basic or diluted earnings per share, and for the nine months ended September 30, 2004 by $101,683 (from $1,688,239 to $1,586,556), which results in a reduction of our basic earnings per share from $0.23 to $0.21 and to diluted earnings per share from $0.20 to $0.19, and for the nine months ended September 30, 2005 by $59,635 (from $6,505,433 to $6,445,798), which results in a reduction of our basic earnings per share from $0.62 to $0.61 and to diluted earnings per share from $0.54 to $0.53.

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

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
(As Restated – Note 2)

	September 30, 2005	December 31, 2004

ASSETS
Current Assets
Cash	$6,571,237	$1,253,969
Accounts receivable	2,902,136	1,149,513
Joint interest billing receivable	28,727	61,805
Prepaid expenses	33,136	33,136

Total Current Assets	9,535,236	2,498,423

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	53,744,806	34,457,137
Drilling advances	-	900,000
Equipment	26,687	26,687
Office equipment	102,275	60,401

Total Property and Equipment	53,873,768	35,444,225
Less: Accumulated depreciation and amortization	(3,115,915)	(1,565,124)

Net Property and Equipment	50,757,853	33,879,101

Total Assets	$60,293,089	$36,377,524

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,446,884	$1,805,865
Accrued liabilities	171,855	34,800

Total Current Liabilities	1,618,739	1,840,665

Long-Term Liabilities
Notes payable	-	10,000,000
Notes payable to related parties	400,000	400,000
Put option	8,536	95,033
Asset retirement liability	1,370,567	1,267,993
Deferred income taxes	5,691,851	1,971,990

Total Long-Term Liabilities	7,470,954	13,735,016

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 12,502,827 shares and 9,132,910 shares outstanding, respectively	12,503	9,133
Additional paid-in capital	40,873,792	15,258,352
Options and warrants outstanding	1,454,991	3,213,159
Deferred compensation	(139,164)	(234,277)
Retained earnings	9,001,274	2,555,476

Total Stockholders' Equity	51,203,396	20,801,843

Total Liabilities and Stockholders' Equity	$60,293,089	$36,377,524

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(As Restated – Note 2)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Oil and Gas Revenues	$7,937,785	$2,516,970	$16,481,074	$5,509,784

Costs and Operating Expenses
Oil and gas production costs	946,380	564,933	2,384,816	1,284,753
Oil and gas production taxes	569,330	192,535	1,230,444	404,268
Depreciation, depletion and amortization	645,908	237,212	1,550,791	553,038
General and administrative expense	285,828	173,969	898,195	635,566

Total Costs and Operating Expenses	2,447,446	1,168,649	6,064,246	2,877,625

Other Income (Expense)
Gain from change in fair value of put options	20,627	-	86,497	2,905
Accretion expense	(25,158)	(13,007)	(74,484)	(38,072)
Interest expense	(19,266)	(60,296)	(189,541)	(128,407)

Net Other Income (Expense)	(23,797)	(73,303)	(177,528)	(163,574)

Income Before Provision for Income Taxes	5,466,542	1,275,018	10,239,300	2,468,585

Provision for Deferred Income Taxes	(2,022,543)	(471,522)	(3,793,502)	(882,029)

Net Income	$3,443,999	$803,496	$6,445,798	$1,586,556

Basic Net Income Per Common Share	0.30	0.10	0.61	0.21
Diluted Net Income Per Common Share	0.27	0.09	0.53	0.19

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(As Restated – Note 2)

For the Nine Months Ended September 30,	2005	2004

Cash Flows From Operating Activities
Net income	$6,445,798	$1,586,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,550,791	553,038
Provision for income taxes	3,793,502	882,029
Gain from change in fair value of put option	(86,497)	(2,905)
Loss on sale of equipment	-	5,585
Amortization of deferred compensation	95,113	162,175
Accretion of discounted liabilities	74,484	38,073
Changes in assets and liabilities:
Accounts and joint interest receivable	(1,719,545)	(295,218)
Prepaid expenses	-	(4,201)
Accounts payable and accrued liabilities	(295,567)	488,985

Net Cash Provided by Operating Activities	9,858,079	3,414,117

Cash Flows from Investing Activities
Proceeds from sale of equipment	-	10,500
Cash payments on purchase of East Hobbs	-	(1,028,000)
Purchase and development of oil and gas properties	(18,021,414)	(1,231,668)
Maturity of long term investment	-	25,234
Purchase of office equipment	(41,874)	(18,035)

Net Cash Used in Investing Activities	(18,063,288)	(2,241,969)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	9,916,749	8,434,823
Proceeds from exercise of warrants	13,605,728	189,500
Issuance of notes payable	-	1,000,000
Payment of notes payable	(10,000,000)	(10,008,440)

Net Cash Provided by (Used in) Financing Activities	13,522,477	(384,117)

Net Increase in Cash	5,317,268	788,031

Cash at Beginning of Period	1,253,969	1,076,676

Cash at End of Period	$6,571,237	$1,864,707

Supplemental Cash Flow Information
Cash paid for income taxes	$73,641	$-
Cash paid for interest	$189,541	$131,421

Non-Cash Investing and Financing Activities
Common stock issued for properties	$340,650	$-
Asset retirement obligation incurred in property acquisition	28,090	-
East Hobbs property was acquired as follows:
Fair value of assets acquired	$-	$10,295,312
Liabilities assumed	-	(54,319)
Notes payable incurred	-	(9,008,440)
Common stock issued	-	(204,553)

Cash paid		$1,028,000

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

Stock-Based Employee Compensation – The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its stock-based compensation awards to employees. The Company recognizes compensation expense related to the 15% discount amount of the exercise price from the market price of the stock at the date of grant over the five year vesting period of the options. The Company recognized compensation expense for the three months ended September 30, 2005 and 2004 of $25,850 and $42,350, respectively and for the nine months ended September 30, 2005 and 2004 of $95,113 and $162,175, respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net income, as reported	$3,443,999	$803,496	$6,445,798	$1,586,556
Add: Stock based employee compensation expense included in net income, net of
related tax effects	16,208	26,553	59,635	101,683
Deduct: Total stock-based employee compensation expense determined under the
fair value based method for all awards, net of related tax effects	(124,385)	(71,435)	(402,818)	(273,632)

Pro Forma Net Income	$3,335,822	$758,614	$6,102,615	$1,414,607

Income per Common Share
Basic, as reported	$0.30	$0.10	$0.61	$0.21
Basic, pro forma	0.29	0.09	0.58	0.19

Diluted, as reported	0.27	0.09	0.53	0.19
Diluted, pro forma	0.26	0.09	0.51	0.17

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

The Company has restated its financial statements for the three and nine months ended September 30, 2005 and 2004 to reflect the effects of these adjustments. As a result of the restatement, the Company recognized additional compensation expense of $25,850 and $42,350 during the three months ended September 30, 2005 and 2004, respectively and $95,113 and $162,175 during the nine months ended September 30, 2005 and 2004, respectively. The cost of oil and gas properties subject to amortization was increased by of $35,217 and stockholders’ equity was increased by $228,698 at September 30, 2005. The following tables summarize the effect of the restatement on the financial statements for the reporting period September 31, 2005:

	As Previously Stated	Effect of Restatement	As Restated

For the Three Months Ended September 30, 2005
General and administrative expense	$259,978	$25,850	$285,828
Income before provision for income taxes	5,492,392	(25,850)	5,466,542
Provision for deferred income taxes	2,032,185	(9,642)	2,022,543
Net income	3,460,207	(16,208)	3,443,999
Basic income per common share	0.30	-	0.30
Diluted income per common share	0.27	-	0.27

For the Three Months Ended September 30, 2004
General and administrative expense	$131,619	$42,350	$173,969
Income before provision for income taxes	1,317,368	(42,350)	1,275,018
Provision for deferred income taxes	487,319	(15,797)	471,522
Net income	830,049	(26,553)	803,496
Basic income per common share	0.10	-	0.10
Diluted income per common share	0.09	-	0.09

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

	As Previously Stated	Effect of Restatement	As Restated

For the Nine Months Ended September 30, 2005
General and administrative expense	$803,082	$95,113	$898,195
Income before provision for income taxes	10,334,413	(95,113)	10,239,300
Provision for deferred income taxes	3,828,980	(35,478)	3,793,502
Net income	6,505,433	(59,635)	6,445,798
Basic income per common share	0.62	(0.01)	0.61
Diluted income per common share	0.54	(0.01)	0.53

For the Nine Months Ended September 30, 2004
General and administrative expense	$473,391	$162,175	$635,566
Income before provision for income taxes	2,630,760	(162,175)	2,468,585
Provision for deferred income taxes	942,521	(60,492)	882,029
Net income	1,688,239	(101,683)	1,586,556
Basic income per common share	0.23	(0.02)	0.21
Diluted income per common share	0.20	(0.01)	0.19

As of September 30, 2005
Property and equipment, net	$50,722,636	$35,217	$50,757,853
Total assets	60,257,872	35,217	60,293,089
Deferred income taxes	5,885,332	(193,481)	5,691,851
Total long-term liabilities	7,664,435	(193,481)	7,470,954
Additional paid-in capital	40,838,575	35,217	40,873,792
Options and warrants outstanding	794,991	660,000	1,454,991
Deferred compensation	-	(139,164)	(139,164)
Retained earnings	9,328,629	(327,355)	9,001,274
Total stockholders' equity	50,974,698	228,698	51,203,396

NOTE 3 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income	$3,443,999	$803,496	$6,445,798	$1,586,556

Basic Weighted-Average Common Shares Outstanding	11,491,994	8,164,434	10,554,879	7,500,852
Effect of dilutive securities
Warrants	967,985	447,204	984,055	510,327
Stock options	522,273	268,646	522,273	290,659

Diluted Weighted-Average Common Shares Outstanding	12,982,252	8,880,284	12,061,207	8,301,838

Basic Income Per Common Share
Net income	0.30	0.10	0.61	0.21
Diluted Income Per Common Share
Net Income	0.27	0.09	0.53	0.19

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the East Hobbs and the Fuhrman-Mascho properties had been completed on January 1, 2004:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Oil and Gas Revenues	$7,937,785	$3,235,510	$16,481,074	$7,758,417

Net Income	3,443,999	796,694	6,445,798	1,801,302
Income Per Common Share
Basic Net Income Per Common Share	$0.30	$0.10	$0.61	$0.24
Diluted Net Income Per Common Share	0.27	0.09	0.53	0.22

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
SEPTEMBER 30, 2005

Balance, January 1, 2005	$1,267,993
Liabilities incurred	28,090
Accretion expense	74,484

Balance, September 30, 2005	$1,370,567

NOTE 7 — STOCKHOLDERS’ EQUITY

Shares issued in offering – In July 2005, the Company issued 970,874 shares of common stock, valued at $10,000,000, or 10.30 per share, in a private placement. As a part of the negotiation process related to the terms of the private placement, the Company also assigned to certain of the investors call options to purchase 149,658 shares of its common stock at $8.50 per share. The call options were granted in option agreements which were negotiated in connection with the issuance of shares of the Company’s common stock in December 2004, as partial consideration for its purchase of interests in the Furhman-Mascho lease. The call terms in the option agreements provide the Company with the right to repurchase the shares issued in the Furhman-Mascho transaction at a price of $8.50 per share, at any time prior to November 1, 2006. The option agreements further provide the stockholders who received shares in that transaction the right to require the Company to repurchase its stock from them at a price of $7.00 per share (the public trading price of the common stock at the time of the Furhman-Mascho transaction) for a period of thirty days following November 1, 2006.

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

The shares of common stock issued in the private placement were sold pursuant to the terms of a Securities Purchase Agreement. As part of this Agreement, the Company agreed to file a Registration Statement with the Securities and Exchange Commission (on Form S-3) not later than 60 days after the date of the closing of the offering and to cause the Registration Statement to be declared effective by the Securities and Exchange Commission not later than 150 days after the Closing Date. If these requirements are not satisfied, the Company agreed to issue stock purchase warrants for an aggregate of 29,126 shares of common stock to the purchasers under the Agreement; further, warrants to acquire an additional 29,126 shares of common stock will be issued for each 30-day period of delay of each deadline. These warrants would have an exercise price of $10.30 and an exercise period of five years. The Company filed the Form S-3 within the 60-day deadline, but has not yet satisfied the requirement that the Registration Statement be declared effective.

Warrants exercised – During the nine months ended September 30, 2005, the Company issued 2,374,398 shares of common stock for the exercise or warrants resulting in net proceeds of $13,605,728. Exercise prices ranged from $1.75 to $7.32.

Shares issued in property acquisition – In March 2005, the Company issued 20,000 shares of restricted common stock, valued at $261,600, or $13.08 per share, as part of the acquisition cost for leasing acreage in Kansas as disclosed in Note 4.

The Company also issued 5,000 shares of restricted common stock, valued at $79,050, or $15.81 per share, as part of the acquisition cost for the acquisition of the Parrish properties in Texas as disclosed in Note 4.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

Results of Operations – For the Three Months Ended September 30, 2005

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

General and administrative expenses. General and administrative expenses increased by $111,859 to $285,828 for the three months ended September 30, 2005, compared to the same period in 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

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

Net income. Net income increased from $803,496 for the three months ended September 30, 2004 to $3,443,999 for the same period in 2005. The primary reasons for this increase include the acquisitions we made in 2004, development of our properties, an increase in volumes sold and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Results of Operations – For the Nine Months Ended September 30, 2005

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

General and administrative expenses. General and administrative expenses increased by $262,629 to $898,195 for the nine months ended September 30, 2005, compared to the same period in 2004. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

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

Net income. Net income increased from $1,586,556 for the nine months ended September 30, 2004 to $6,445,798 for 2005. The primary reasons for this increase include acquisitions we made in 2004, development of our properties, an increase in volumes sold and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

               The Company maintains controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. At the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of such period the Company’s disclosure control and procedures are effective in alerting them to material information that is required to be included in the reports the Company files or submits under the Securities Exchange Act of 1934.

Changes in Internal Controls Over Financial Reporting

        There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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