Form 10-Q
period 2006-03-31
ARENA RESOURCES INC
filed 2006-05-10
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File Number 001-31657

ARENA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1596109
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4920 South Lewis Street, Suite 107
Tulsa, Oklahoma   74105
(Address of principal executive offices)

(918) 747-6060
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. |X| Yes    |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |_|	Accelerated filer |X|	Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
|_| Yes    |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

As of May 2, 2006, the Company had outstanding 13,361,655 shares of common stock ($0.001 par value).

Part I – Financial Information

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31, 2006	December 31, 2005

ASSETS
Current Assets
Cash	$7,650,020	$4,317,114
Accounts receivable	3,315,331	3,180,749
Joint interest billing receivable	265,165	140,561
Prepaid expenses	4,000	35,436

Total Current Assets	11,234,516	7,673,860

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	86,585,408	69,770,685
Equipment	54,645	26,687
Deposits on drilling rig	1,782,508	1,191,126
Office equipment	106,177	106,177

Total Property and Equipment	88,528,738	71,094,675
Less: Accumulated depreciation and amortization	(5,399,090)	(4,346,628)

Net Property and Equipment	83,129,648	66,748,047

Total Assets	$94,364,164	$74,421,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,944,570	$6,038,691
Income taxes payable	82,497	329,986
Accrued liabilities	243,725	221,519

Total Current Liabilities	5,270,792	6,590,196

Long-Term Liabilities
Notes payable	11,000,000	-
Notes payable to related parties	400,000	400,000
Asset retirement liability	1,585,837	1,515,347
Deferred income taxes	9,219,151	7,187,609

Total Long-Term Liabilities	22,204,988	9,102,956

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 13,276,702 shares and 13,099,702 shares outstanding, respectively	13,277	13,100
Additional paid-in capital	48,958,545	45,331,234
Options and warrants outstanding	2,317,727	1,483,807
Deferred compensation	-	(115,545)
Retained earnings	15,598,835	12,016,159

Total Stockholders' Equity	66,888,384	58,728,755

Total Liabilities and Stockholders' Equity	$94,364,164	$74,421,907

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,	2006	2005

Oil and Gas Revenues	$10,380,395	$3,914,735

Costs and Operating Expenses
Oil and gas production costs	1,378,419	812,237
Oil and gas production taxes	697,209	286,717
Depreciation, depletion and amortization	1,052,462	421,599
Accretion expense	29,304	22,071
General and administrative expense	703,932	311,855

Total Costs and Operating Expenses	3,861,326	1,854,479

Other Income (Expense)
Gain from change in fair value of put options	-	74,046
Other financing expense	(785,598)	-
Interest expense	(46,684)	(93,399)

Net Other Expense	(832,282)	(19,353)

Income Before Provision for Income Taxes	5,686,787	2,040,903

Provision for Income Taxes	(2,104,111)	(754,203)

Net Income	$3,582,676	$1,286,700

Basic Net Income Per Common Share	0.27	0.13
Diluted Net Income Per Common Share	0.25	0.11

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended March 31,	2006	2005

Cash Flows From Operating Activities
Net income	$3,582,676	$1,286,700
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issued for financing expense	785,598	-
Depreciation, depletion and amortization	1,052,462	421,599
Provision for income taxes	2,104,111	754,203
Gain from change in fair value of put option	-	(74,046)
Stock based compensation	179,767	42,350
Accretion of discounted liabilities	29,304	22,071
Changes in assets and liabilities:
Accounts and joint interest receivable	(259,186)	(327,638)
Other changes in deferred income taxes	(320,058)	-
Prepaid expenses	31,436	-
Accounts payable and accrued liabilities	(1,071,917)	(866,874)

Net Cash Provided by Operating Activities	6,114,193	1,258,365

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(13,446,705)	(1,409,705)
Purchase of machinery and equipment	(438,300)	(10,822)

Net Cash Used in Investing Activities	(13,885,005)	(1,420,527)

Cash Flows From Financing Activities
Proceeds from exercise of warrants, net of offering costs	103,718	5,672,607
Proceeds from issuance of notes payable	11,000,000	-
Payment of notes payable	-	(5,000,000)

Net Cash Provided by Financing Activities	11,103,718	672,607

Net Increase in Cash	3,332,906	510,445

Cash at Beginning of Period	4,317,114	1,253,969

Cash at End of Period	$7,650,020	$1,764,414

Supplemental Cash Flow Information
Cash paid for income taxes	$329,986	$-
Cash paid for interest	46,684	131,421

Non-Cash Investing and Financing Activities
Common stock issued for properties and equipment	$3,507,872	$261,600
Asset retirement obligation incurred in property development	41,186	-

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2005. The financial position and results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. Amortization expense for the three months ended March 31, 2006 was $1,052,462 based on depletion at the rate of $5.48 per barrel of oil equivalent compared to $421,599 based on depletion at the rate of $4.62 per barrel of oil equivalent for the three months ended March 31, 2005. These amounts include $6,409 and $4,477 of depreciation on equipment during the three months ended March 31, 2006 and 2005, respectively.

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
MARCH 31, 2006

Income Per Common Share – Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

Concentration of Credit Risk and Major Customer – The Company currently has cash in excess of federally insured limits at March 31, 2006. During the three months ended March 31, 2006, sales to one customer represented 79% of oil and gas revenues. At March 31, 2006, this customer made up 79% of accounts receivable.

Stock-Based Employee Compensation – Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, we did not restate the results of prior periods. The most notable change with the adoption is that compensation expense associated with stock options is now recognized in our Statements of Operations, rather than being disclosed in a pro forma footnote to our financial statements.

As a result of adopting FAS 123(R), we recognized compensation expense related to unvested options in the amount of $179,767 for the three months ended March 31, 2006. Due to the implementation of FAS 123(R), the remaining $115,545 in deferred compensation, resulting from of the options issued at a 15% discount, was eliminated against options and warrants outstanding.

Prior to January 1, 2006, the Company accounted for stock options granted under our Stock Option Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under these provisions, prior to January 1, 2005, the Company recognized compensation expense related to the 15% discount amount of the exercise price from the market price of the stock at the date of grant over the five year vesting period of the options. The Company recognized compensation expense for the three months ended March 31, 2005 of $42,350. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been decreased to the pro forma amounts indicated below for the three months ended March 31, 2005:

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006

For the Three Months Ended March 31, 2005

Net income, as reported	$1,286,700
Add: Stock based employee compensation expense included in net income, net of
related tax effects	26,553
Deduct: Total stock-based employee compensation expense determined under the
fair value based method for all awards, net of related tax effects	(152,217)

Pro Forma Net Income	$1,161,036

Income Per Common Share
Basic, as reported	$0.13
Basic, pro forma	0.12

Diluted, as reported	$0.11
Diluted, pro forma	0.10

The fair value of the options granted during the three months ended March 31, 2005 was $1,128,510, or $3.01 per share, and was estimated on the dates granted using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 33.47%, risk-free interest rate of 3.64%, and expected lives of 5 years.

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the Three Months Ended March 31,	2006	2005

Net Income	$3,582,676	$1,286,700

Basic Weighted-Average Common Shares Outstanding	13,175,386	9,792,744
Effect of dilutive securities
Warrants	277,740	1,021,162
Stock options	725,230	471,033

Diluted Weighted-Average Common Shares Outstanding	14,178,356	11,284,939

Basic Income Per Common Share
Net income	0.27	0.13

Diluted Income Per Common Share
Net income	0.25	0.11

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 3 – ACQUISITION OF OIL AND GAS PROPERTIES

In January 2006, the Company entered into a definitive agreement to reacquire the working interests and related rights in two different prospects in Comanche and Hamilton Counties, Kansas with combined acreage totaling approximately 20,000. During 2005 the Company sold working interest rights in multiple wells drilled on these prospects, along with rights to participate in additional wells on the acreage. Total consideration provided for the re-acquisitions of these rights and interests was 120,800 shares of common stock, issued in February 2006, valued at $3,326,832, or $27.54 per share.

NOTE 4 – NOTES PAYABLE

In April 2005, the Company entered into an agreement that increased its credit facility to $50,000,000, with an increased borrowing base of $35,000,000. Any increases in the borrowing base are subject to written consent by the financial institution. The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 7.25% per annum, and is payable monthly. Amounts borrowed under the revolving credit facility are due on April 30, 2008. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1. At March 31, 2006, the Company was in compliance with all covenants and $11,000,000 was outstanding under this credit facility, and an additional $527,500 is reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

On March 31, 2006, two officers of the Company and the Board of Directors agreed to an extension of the $400,000 notes payable to the two officers to July 1, 2008, under the same terms as the original notes.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2006 is as follows:

Balance, January 1, 2006	$1,515,347
Liabilities incurred	41,186
Accretion expense	29,304

Balance, March 31, 2006	$1,585,837

NOTE 6 — STOCKHOLDERS’ EQUITY

Warrants exercised – During the three months ended March 31, 2006, the Company issued 50,000 shares of common stock for the exercise of warrants for proceeds of $150,000, or $3.00 per share.

Shares issued in property or equipment acquisition – In February 2006, the Company issued 120,800 shares of restricted common stock, valued at $3,326,832, or $27.54 per share, as partial consideration for the acquisition of working interests in the Syracuse and Rocky prospects in Comanche and Hamilton Counties, Kansas, as disclosed in Note 3.

Also in February 2006, the Company issued 6,200 shares of restricted common stock, valued at $181,040, or $29.20 per share, as part of the cost of a drilling rig that the Company acquired, which was placed in service in April 2006.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2006

Warrants issued – In connection with the July 2005 private placement of common stock, the Company committed to use its best efforts to register such shares with the Securities and Exchange Commission. The Company was unable to effect the registration within the allotted time and was required to issue warrants to acquire 29,126 shares of common stock in January 2006. The exercise price of these warrants is $10.30 and the warrants expire in January 2011. The Company recognized an expense equal to the fair value of these warrants of $785,598 as a result of this issuance. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: 4.44% risk-free interest rate; 43.42% expected volatility; five year expected life and 0% dividend yield.

Offering costs – During the three months ended March 31, 2006, the Company incurred $46,284 in offering costs related to the 2005 Private Placement.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma, New Mexico and Kansas totaling $527,500 to allow the Company to do business in those states. The standby letters of credit are valid through May 2006 and are collateralized by the revolving credit facility with the bank. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

NOTE 8 — SUBSEQUENT EVENTS

Subsequent to March 31, 2006, option holders exercised 80,000 options, 70,000 having an exercise price of $3.70 per share and 10,000 having an exercise price of $4.80 per share. Proceeds from these exercises totaled $307,000.

Also subsequent to March 31, 2006, underwriters’ option/warrant holders exercised 3,461 warrants having an exercise price of $7.49 per share and 2,962 options having an exercise price of $9.00 per share. These options and warrants were exercised under the cashless exercise provisions of the warrants or option agreement, resulting in the issuance of 2,736 and 2,217 shares, respectively.

Subsequent to March 31, 2006, the Company issued 50,000 options with an exercise price of $34.43 under the Company’s stock option plan.

Subsequent to March 31, 2006, the Company entered into a new credit agreement increasing the Company’s credit facility to $150,000,000 with a $65,000,000 borrowing base. Prior to the increase the credit facility had been $50,000,000, with a $35,000,000 borrowing base.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended March 31, 2006

Oil and natural gas sales. For the three months ended March 31, 2006, oil and natural gas sales revenue increased $6,465,660 to $10,380,395, compared to $3,914,735 for the same period during 2005. Oil sales increased $5,802,824 and natural gas sales increased $662,836. The increases were the result of our increased volumes due to our development throughout 2005 and 2006 and increased average realized sales prices. For the three months ended March 31, 2006, oil sales volume increased 89,907 barrels to 167,167 barrels, compared to 77,260 barrels for the same period in 2005. The average realized per barrel oil price increased 22% from $45.70 for the three months ended March 31, 2005 to $55.85 for the three months ended March 31, 2006. For the three months ended March 31, 2006, gas sales volume increased 58,721 thousand cubic feet (MCF) to 142,036 MCF, compared to 83,315 MCF for the same period in 2005. The average realized natural gas price per MCF increased 59% from $4.61 for the three months ended March 31, 2005 to $7.35 for the three months ended March 31, 2006.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $812,237 or $8.91 per barrel of oil equivalent (BOE) for the three months ended March 31, 2005 to $1,378,419 or $7.22 per BOE for the three months ended March 31, 2006. The increase in total LOE was due to our development projects throughout 2005 and 2006. The decrease in the per BOE amounts is a result of increased production as a result of the development of our properties.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 7% during the three months ended March 31, 2005 and remained steady at 7% for the three months ended March 31, 2006. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $630,863 to $1,052,462 for the three months ended March 31, 2006, compared to the same period in 2005. The increase was a result of an increase in volume and in the average depreciation, depletion and amortization rate from $4.62 per BOE during the three months ended March 31, 2005 to $5.48 per BOE during the three months ended March 31, 2006. The increased depreciation, depletion and amortization rate was the result of a revision to our reserves and increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $311,855 to $703,932 for the three months ended March 31, 2006, compared to the same period in 2005. A portion of this increase was due to the adoption of FASB 123(R) which resulted in the recognition of compensation expense of $179,767. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Other financing expense. Other financing expense was $785,598 for the three months ended March 31, 2006, compared to $0 in 2005. This financing expense relates to the issuance in the first quarter of 2006 of warrants associated with the 2005 private offering and subsequent registration of common stock.

Interest expense. Interest expense decreased $46,715 to $46,684 for the three months ended March 31, 2006 when compared to the same period in 2005. The decrease was due to lower outstanding debt over the full quarter.

Income tax expense. Our effective tax rate was 37% during the three months ended March 31, 2005 and remained steady at 37% for the three months ended March 31, 2006.

Net income. Net income increased from $1,286,700 for the three months ended March 21, 2005 to $3,582,676 for the same period in 2006. The primary reasons for this increase include increased volumes as a result of the development of our properties and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic Section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

	Net Production Volume		Net Revenue
Texas Leases	103,583	BBLS	$5,769,828
Oklahoma Leases	11,701	BBLS	$698,850
New Mexico Leases	51,883	BBLS	$2,868,157

GAS

	Net Production Volume		Net Revenue
Texas Leases	55,744	MCF	$398,467
Oklahoma Leases	6,439	MCF	$33,764
New Mexico Leases	47,775	MCF	$424,157
Kansas	32,078	MCF	$187,172

Significant Subsequent Events occurring after March 31, 2006:

Subsequent to March 31, 2006, option holders exercised 80,000 options, 70,000 having an exercise price of $3.70 per share and 10,000 having an exercise price of $4.80 per share. Proceeds from these exercises totaled $307,000.

Also subsequent to March 31, 2006, option/warrant holders exercised 3,461 warrants having an exercise price of $7.49 per share and 2,962 options having an exercise price of $9.00 per share. These options and warrants were exercised under the cashless exercise provisions of the warrants or option agreement, resulting in the issuance of 2,736 and 2,217 shares, respectively.

Subsequent to March 31, 2006, the Company issued 50,000 options with an exercise price of $34.43 under the Company’s stock option plan.

Subsequent to March 31, 2006, the Company entered into a new credit agreement increasing the Company’s credit facility to $150,000,000 with a $65,000,000 borrowing base. Prior to the increase the credit facility had been $50,000,000, with a $35,000,000 borrowing base. The details of this transaction are shown below under Capital Resources and Liquidity.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2006, the Company had cash on hand of $7,650,020, compared to $4,317,114 as of December 31, 2005. The Company had positive net cash flows from operations for the three months ended March 31, 2006 of $6,114,193, compared to $1,258,365 for the same period 2005. Other significant source of cash inflow was $11,000,000 drawn down on the Company’s credit facility in 2006 and $5,672,607 net proceeds from the exercise of warrants in 2005. The most significant cash outflows during the three months ended March 31, 2006 and 2005 were capital expenditures of $13,446,705 in 2006 and $1,409,705 in 2005 and repayment of debt on the Company’s credit facility of $5,000,000 in 2005.

In April 2005, the Company entered into an agreement that increased its credit facility to $50,000,000, with an increased borrowing base of $35,000,000. Any increases in the borrowing base are subject to written consent by the financial institution. The interest rate is a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, currently 7.25% per annum, and is payable monthly. Amounts borrowed under the revolving credit facility are due on April 30, 2008. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1. At March 31, 2006, the Company was in compliance with all covenants and $11,000,000 was outstanding under this credit facility, and an additional $527,500 is reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

Subsequent to March 31, 2006, the Company entered into an agreement that increased the facility to $150,000,000, with an increased borrowing base of $65,000,000. At this time, the agreement was expanded from a single lender to a syndicate of lenders and the maturity date was extended to May 3, 2008. All other covenants and conditions remained the same.

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

Changes in Internal Controls Over Financial Reporting

               There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously described in Item 1A to Part I of our Form 10-K filed on March 16, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2006, the Company issued 120,800 shares of common stock as consideration for an acquisition in Kansas that has not yet closed. The shares were valued at $3,326,832, or $27.54 per share. The shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued in exchange for the warrants had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in these transactions.

During the three months ended March 31, 2006, the Company issued 6,200 shares of common stock as partial consideration for the acquisition of a drilling rig. The shares were valued at $181,040, or $29.20 per share. The shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The persons to whom the shares were issued in exchange for the warrants had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution. The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in these transactions

Item 3. Defaults Upon Senior Securities

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: May 10, 2006	By: /s/ Lloyd Tim Rochford
Lloyd Tim Rochford
President, Chief Executive Officer

Dated: May 10, 2006	By: /s/ Stanley McCabe
Stanley McCabe
Treasurer, Secretary

Dated: May 10, 2006	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer