Form 10-Q
period 2006-06-30
ARENA RESOURCES INC
filed 2006-08-04
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
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

As of July 28, 2006, the Company had outstanding 14,601,655 shares of common stock ($0.001 par value).

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company and the results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30, 2006	December 31, 2005

ASSETS
Current Assets
Cash	$17,985,825	$4,317,114
Accounts receivable	5,289,331	3,180,749
Joint interest billing receivable	1,067,253	140,561
Prepaid expenses	258,093	35,436

Total Current Assets	24,600,502	7,673,860

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	107,406,037	69,770,685
Equipment	55,834	26,687
Drilling rig	2,038,986	1,191,126
Office equipment	114,589	106,177

Total Property and Equipment	109,615,446	71,094,675
Less: Accumulated depreciation and amortization	(6,808,089)	(4,346,628)

Net Property and Equipment	102,807,357	66,748,047

Total Assets	$127,407,859	$74,421,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,955,510	$6,038,691
Income taxes payable	164,993	329,986
Accrued liabilities	2,181,427	221,519

Total Current Liabilities	8,301,930	6,590,196

Long-Term Liabilities
Notes payable to related parties	400,000	400,000
Asset retirement liability	1,692,096	1,515,347
Deferred income taxes	11,070,132	7,187,609

Total Long-Term Liabilities	13,162,228	9,102,956

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 14,601,655 shares and 13,099,702 shares outstanding, respectively	14,602	13,100
Additional paid-in capital	81,470,913	45,331,234
Options and warrants outstanding	2,414,127	1,483,807
Deferred compensation	-	(115,545)
Retained earnings	22,044,059	12,016,159

Total Stockholders' Equity	105,943,701	58,728,755

Total Liabilities and Stockholders' Equity	$127,407,859	$74,421,907

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Oil and Gas Revenues	$14,690,068	$4,628,554	$25,070,463	$8,543,289

Costs and Operating Expenses
Oil and gas production costs	1,290,409	626,199	2,668,828	1,438,436
Oil and gas production taxes	909,445	374,397	1,606,654	661,114
Depreciation, depletion and amortization	1,408,999	483,283	2,461,461	904,882
Accretion expense	33,638	27,254	62,942	49,325
General and administrative expense	768,484	300,512	1,472,416	612,367

Total Costs and Operating Expenses	4,410,975	1,811,645	8,272,301	3,666,124

Other Income (Expense)
Gain (loss) from change in fair value of put options	-	(8,176)	-	65,870
Other financing expense	-	-	(785,598)	-
Interest expense	(48,579)	(76,877)	(95,263)	(170,276)

Net Other Expense	(48,579)	(85,053)	(880,861)	(104,406)

Income Before Provision for Income Taxes	10,230,514	2,731,856	15,917,301	4,772,759

Provision for Deferred Income Taxes	(3,785,290)	(1,016,756)	(5,889,401)	(1,770,959)

Net Income	$6,445,224	$1,715,100	$10,027,900	$3,001,800

Basic Net Income Per Common Share	0.47	0.17	0.74	0.30
Diluted Net Income Per Common Share	0.44	0.15	0.70	0.26

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30,	2006	2005

Cash Flows From Operating Activities
Net income	$10,027,900	$3,001,800
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issued for financing expense	785,598	-
Depreciation, depletion and amortization	2,461,461	904,882
Provision for income taxes	5,889,401	1,770,959
Gain from change in fair value of put option	-	(65,870)
Stock based compensation	393,300	69,263
Accretion of discounted liabilities	62,942	49,325
Changes in assets and liabilities:
Accounts and joint interest receivable	(3,035,274)	(473,100)
Prepaid expenses	(222,657)	-
Income taxes payable and deferred income taxes	(320,058)	-
Excess tax benefits from share-based payment arrangements	(1,851,813)	-
Accounts payable and accrued liabilities	604,634	361,356

Net Cash Provided by Operating Activities	14,795,434	5,618,615

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(34,194,713)	(6,453,296)
Purchase of machinery and equipment	(704,379)	(26,793)

Net Cash Used in Investing Activities	(34,899,092)	(6,480,089)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	29,858,463	-
Proceeds from exercise of warrants, net of offering costs	150,000	6,012,673
Proceeds from exercise of options	640,000	-
Excess tax benefits from share-based payment arrangements	1,851,813	-
Funds received and held for call options	1,272,093	-
Proceeds from issuance of notes payable	11,000,000	-
Payment of notes payable	(11,000,000)	(5,000,000)

Net Cash Provided by Financing Activities	33,772,369	1,012,673

Net Increase in Cash	13,668,711	151,199

Cash at Beginning of Period	4,317,114	1,253,969

Cash at End of Period	$17,985,825	$1,405,168

Supplemental Cash Flow Information
Cash paid for income taxes	$329,986	$-
Cash paid for interest	180,702	170,276

Non-Cash Investing and Financing Activities
Common stock issued for properties and equipment	$3,507,872	$261,645
Asset retirement obligation incurred in property development	113,807	-

See the accompanying notes to unaudited condensed financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2005. The financial position and results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Nature of Operations – Arena Resources, Inc. (the “Company”) owns interests in oil and gas properties located in Oklahoma, Texas, Kansas and New Mexico. The Company is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas. In 2006, the Company formed a wholly owned subsidiary, Arena Drilling Co. Arena Drilling Co. was formed to oversee the operation of the Company’s drilling rig that began operating in May 2006.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The period ending June 30, 2006 is the first period for which the financial statements are consolidated to include Arena Drilling Co.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. Amortization expense for the three and six months ended June 30, 2006 was $1,408,999 and $2,461,461, respectively, based on depletion at the rate of $5.59 per barrel of oil equivalent compared to $483,283 and $904,882 based on depletion at the rate of $4.50 per barrel of oil equivalent for the three and six months ended June 30, 2005, respectively. These amounts include $41,942 and $4,338 for the three months ended June 30, 2006 and 2005, respectively and $48,351 and $8,815 of depreciation on equipment during the six months ended June 30, 2006 and 2005, respectively.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006

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

Concentration of Credit Risk and Major Customer – The Company currently has cash in excess of federally insured limits at June 30, 2006. During the six months ended June 30, 2006, sales to one customer represented 80% of oil and gas revenues. At June 30, 2006, this customer made up 81% of accounts receivable.

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

As a result of adopting FAS 123(R), we recognized compensation expense related to unvested options for the three and six months ended June 30, 2006 in the amounts of $213,533 and $393,300, respectively. Due to the implementation of FAS 123(R), the remaining $115,545 in deferred compensation at December 31, 2005, resulting from options issued at a 15% discount, was eliminated against options and warrants outstanding.

Prior to January 1, 2006, the Company accounted for stock options granted under our Stock Option Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under these provisions, prior to January 1, 2006, the Company recognized compensation expense related to the 15% discount amount of the exercise price from the market price of the stock at the date of grant over the five year vesting period of the options. The Company recognized compensation expense for the three and six months ended June 30, 2005 of $26,913 and $69,263, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been decreased to the pro forma amounts indicated below for the three and six months ended June 30, 2005:

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005

Net income, as reported	$1,715,100	$3,001,800
Add: Stock based employee compensation expense
included in net income, net of related tax effects	16,874	43,427
Deduct: Total stock-based employee compensation
expense determined under the fair value based method for all awards, net of related tax effects	(126,216)	(278,433)

Pro Forma Net Income	$1,605,758	$2,766,794

Income per Common Share
Basic, as reported	$0.17	$0.30
Basic, pro forma	0.15	0.27

Diluted, as reported	0.15	0.26
Diluted, pro forma	0.14	0.24

The fair value of the options granted during the six months ended June 30, 2005 was $1,128,510, or $3.01 per share, and was estimated on the dates granted using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 33.47%, risk-free interest rate of 3.64%, and expected lives of 5 years.

NOTE 2 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Net Income	$6,445,224	$1,715,100	$10,027,900	$3,001,800

Basic Weighted-Average Common Shares Outstanding	13,779,031	10,361,226	13,478,876	10,078,555
Effect of dilutive securities
Warrants	252,981	825,567	247,955	912,374
Stock options	680,252	487,371	674,350	472,449

Diluted Weighted-Average Common Shares Outstanding	14,712,264	11,674,164	14,401,181	11,463,378

Basic Income Per Common Share
Net income	0.47	0.17	0.74	0.30
Diluted Income Per Common Share
Net Income	0.44	0.15	0.70	0.26

NOTE 3 – ACQUISITION OF OIL AND GAS PROPERTIES

In January 2006, the Company entered into a definitive agreement to reacquire the working interests and related rights in two different prospects in Comanche and Hamilton Counties, Kansas with combined acreage totaling approximately 20,000 acres. During 2005 the Company sold working interest rights in multiple wells drilled on these prospects, along with rights to participate in additional wells on the acreage. Total consideration provided for the re-acquisitions of these rights and interests was 120,800 shares of common stock, issued in February 2006, valued at $3,326,832, or $27.54 per share.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006

On March 24, 2005, the Company entered into a definitive agreement to acquire approximately 18,000 acres in Hamilton and Greeley counties, Kansas. On March 16, 2005, the Company issued 20,000 shares, valued at $261,600 or $13.08 per share, of restricted common stock as partial payment for this acquisition. The Company has also paid cash in the amount of $281,054 for the acquisition. The acquisition closed in July 2005.

NOTE 4 – NOTES PAYABLE

In April 2005, the Company entered into an agreement that increased its credit facility to $50,000,000, with an increased borrowing base of $35,000,000. The interest rate was a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, and is payable monthly. Amounts borrowed under the revolving credit facility are due in May 2009. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1.

In April 2006, the Company entered into a new credit agreement increasing the Company’s credit facility to $150,000,000 with a $65,000,000 borrowing base. Additionally, this new agreement adjusted the interest rate to be equal to the 30, 60 or 90 day LIBOR rate plus 2%, removed the requirement to maintain a tangible net worth but added a requirement to a rolling four quarter basis of a maximum leverage ratio of no more than 2.5-to-1. All other conditions of the credit facility remained the same. At June 30, 2006, the Company was in compliance with all covenants and had no amounts outstanding under this credit facility, excluding $527,500 reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

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

Balance, January 1, 2006	$1,515,347
Liabilities incurred	113,807
Accretion expense	62,942

Balance, June 30, 2006	$1,692,096

NOTE 6 — STOCKHOLDERS’ EQUITY

Private Placement – In May 2006, the Company issued 1,150,000 shares of common stock in a private placement for $32,246,000. As of June 30, 2006, the Company had paid $2,395,037 in offering costs and underwriter’s fees resulting in net proceeds from the offering of $29,858,463. The Company agreed to register these shares and has done so.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006

Warrants exercised – During the six months ended June 30, 2006, the Company issued 50,000 shares of common stock upon the exercise of warrants for proceeds of $150,000, or $3.00 per share. Additionally, during the six months ended June 30, 2006, the Company issued 4,953 shares of common stock in a cashless exercise of 2,962 warrants with an exercise price of $9.00 per share and 3,461 warrants with an exercise price of $7.49 per share.

Options exercised – During the six months ended June 30, 2006, the Company issued 170,000 shares of common stock upon the exercise of options for proceeds of $640,000, or an average of $3.76 per share. As a result of these exercises, the Company will realize an additional tax benefit in the amount of $1,851,813, which was recorded against additional paid-in capital.

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

Options issued – During the six months ended June 30, 2006, the Company issued 50,000 options with an original exercise price of $34.43 per share under the Company’s stock option plan. Also during the six months ended June 30, 2006, the Company amended these options to have an exercise price of $27.40. The original fair value of the options was $778,357, calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 43.62%, risk-free interest rate of 4.92%, and expected lives of 5 years. As a result of the amendment the fair value increased by $98,260, calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 44.27%, risk-free interest rate of 5.03%, and expected lives of 5 years.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma, New Mexico and Kansas totaling $527,500 to allow the Company to do business in those states. The standby letters of credit are valid until cancelled or matured and are collateralized by the revolving credit facility with the bank. Letter of credit terms range from one to five years. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006

Funds Held for Call Options — During the six months ended June 30, 2006, the Company received pass through funds of $1,272,093 for the call of 149,658 call options with an exercise price of $8.50 per share. The options were issued in relation to and considered part of the consideration provided in the December 2004 acquisitions of the Fuhrman Mascho properties and were held by the Company. The call options were assigned to third parties as part of the private placement offering closed in July 2005. At that time, the Company agreed to facilitate the exercise of the options. As such, the funds received are being held by the Company to be paid to the shareholders involved as their stock certificates are returned. The full amount being held by the Company has been included in our balance sheet as of June 30, 2006 as an accrued liability.

NOTE 8 — SUBSEQUENT EVENTS

Subsequent to June 30, 2006, the Company has paid $1,025,814 of the $1,272,093 to be paid to shareholders affected by the call option disclosed above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended June 30, 2006

Oil and natural gas sales. For the three months ended June 30, 2006, oil and natural gas sales revenue increased $10,061,514 to $14,690,068, compared to $4,628,554 for the same period during 2005. Oil sales increased $9,236,350 and natural gas sales increased $825,164. The increases were the result of our increased volumes due to our development throughout 2005 and 2006 and increased average realized sales prices. For the three months ended June 30, 2006, oil sales volume increased 115,689 barrels to 207,922 barrels, compared to 92,233 barrels for the same period in 2005. The average realized per barrel oil price increased 43% from $44.97 for the three months ended June 30, 2005 to $64.37 for the three months ended June 30, 2006. For the three months ended June 30, 2006, gas sales volume increased 113,860 thousand cubic feet (MCF) to 198,828 MCF, compared to 84,968 MCF for the same period in 2005. The average realized natural gas price per MCF increased 16% from $5.66 for the three months ended June 30, 2005 to $6.57 for the three months ended June 30, 2006.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $626,199 or $5.89 per barrel of oil equivalent (BOE) for the three months ended June 30, 2005 to $1,290,409 or $5.35 per BOE for the three months ended June 30, 2006. The increase in total LOE was due to our development projects throughout 2005 and 2006. The decrease in the per BOE amounts is a result of increased production as a result of the development of our properties.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 8% during the three months ended June 30, 2005 and decreased to 6% for the three months ended June 30, 2006. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $925,716 to $1,408,999 for the three months ended June 30, 2006, compared to the same period in 2005. The increase was primarily a result of an increase in volume and in the average depletion rate from $4.50 per BOE during the three months ended June 30, 2005 to $5.59 per BOE during the three months ended June 30, 2006. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $467,972 to $768,484 for the three months ended June 30, 2006, compared to the same period in 2005. A portion of this increase was due to the adoption of FASB 123(R) which resulted in the recognition of stock-based compensation expense of $213,533. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest expense (net of interest income). Net interest expense decreased $28,298 to $48,579 for the three months ended June 30, 2006 when compared to the same period in 2005. The decrease was due to lower average outstanding debt over the full quarter and being partially offset by interest income on our excess cash.

Income tax expense. Our effective tax rate was 37% during the three months ended June 30, 2005 and remained steady at 37% for the three months ended June 30, 2006.

Net income. Net income increased from $1,715,100 for the three months ended June 30, 2005 to $6,445,224 for the same period in 2006. The primary reasons for this increase include increased volumes as a result of the development of our properties and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Results of Operations – For the Six Months Ended June 30, 2006

Oil and natural gas sales. For the six months ended June 30, 2006, oil and natural gas sales revenue increased $16,527,174 to $25,070,463, compared to $8,543,289 for the same period during 2005. Oil sales increased $15,045,236 and natural gas sales increased $1,481,938. The increases were the result of our increased volumes due to our development throughout 2005 and 2006 and increased average realized sales prices. For the six months ended June 30, 2006, oil sales volume increased 205,595 barrels to 375,089 barrels, compared to 169,494 barrels for the same period in 2005. The average realized per barrel oil price increased 34% from $45.32 for the six months ended June 30, 2005 to $60.59 for the six months ended June 30, 2006. For the six months ended June 30, 2006, gas sales volume increased 172,581 MCF to 340,864 MCF, compared to 168,283 MCF for the same period in 2005. The average realized natural gas price per MCF increased 34% from $5.12 for the six months ended June 30, 2005 to $6.88 for the six months ended June 30, 2006.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $1,438,436 or $7.28 per BOE for the six months ended June 30, 2005 to $2,668,828 or $6.18 per BOE for the six months ended June 30, 2006. The increase in total LOE was due to our development projects throughout 2005 and 2006. The decrease in the per BOE amounts is a result of increased production as a result of the development of our properties.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 8% during the six months ended June 30, 2005 and decreased to 6% for the six months ended June 30, 2006. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $1,556,579 to $2,461,461 for the six months ended June 30, 2006, compared to the same period in 2005. The increase was primarily a result of an increase in volume and in the average depletion rate from $4.50 per BOE during the six months ended June 30, 2005 to $5.59 per BOE during the six months ended June 30, 2006. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $860,049 to $1,472,416 for the six months ended March 31, 2006, compared to the same period in 2005. A portion of this increase was due to the adoption of FASB 123(R) which resulted in the recognition of stock-based compensation expense of $393,300. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Other financing expense. Other financing expense was $785,598 for the six months ended June 30, 2006, compared to $0 for the same period in 2005. This financing expense relates to the issuance in the first quarter of 2006 of warrants associated with the 2005 private offering and subsequent registration of common stock.

Interest expense (net of interest income). Net interest expense decreased $75,013 to $95,263 for the six months ended June 30, 2006 when compared to the same period in 2005. The decrease was due to lower average outstanding debt over the six months and being partially offset by interest income on our excess cash.

Income tax expense. Our effective tax rate was 37% during the six months ended June 30, 2005 and remained steady at 37% for the six months ended June 30, 2006.

Net income. Net income increased from $3,001,800 for the six months ended June 30, 2005 to $10,027,900 for the same period in 2006. The primary reasons for this increase include increased volumes as a result of the development of our properties and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

	Net Production Volume		Net Revenue
Texas Leases	238,994	BBLS	$14,440,316
Oklahoma Leases	26,823	BBLS	$1,772,148
New Mexico Leases	109,272	BBLS	$6,526,121

GAS

	Net Production Volume		Net Revenue
Texas Leases	164,585	MCF	$1,099,295
Oklahoma Leases	13,051	MCF	$49,555
New Mexico Leases	103,248	MCF	$869,019
Kansas	59,980	MCF	$314,009

Significant Subsequent Events occurring after June 30, 2006:

Subsequent to June 30, 2006, the Company has paid $1,025,814 of the $1,272,093 to be paid to shareholders affected by the call option disclosed above.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2006, the Company had cash on hand of $17,985,825, compared to $4,317,114 as of December 31, 2005. The Company had positive net cash flows from operations for the six months ended June 30, 2006 of $14,795,434, compared to $5,618,615 for the same period 2005. Other significant sources of cash inflow were $11,000,000 drawn down on the Company’s credit facility and net proceeds from a private placement of $29,858,463 in 2006 and $6,012,673 net proceeds from the exercise of warrants in 2005. The most significant cash outflows during the six months ended June 30, 2006 and 2005 were capital expenditures of $34,899,092 in 2006 and $6,480,089 in 2005 and repayment of debt on the Company’s credit facility of $11,000,000 in 2006 and $5,000,000 in 2005.

In April 2005, the Company entered into an agreement that increased its credit facility to $50,000,000, with an increased borrowing base of $35,000,000. The interest rate was a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, and is payable monthly. Amounts borrowed under the revolving credit facility are due in May 2009. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1.

In April 2006, the Company entered into a new credit agreement increasing the Company’s credit facility to $150,000,000 with a $65,000,000 borrowing base. Additionally, this new agreement adjusted the interest rate to be equal to the 30, 60 or 90 day LIBOR rate plus 2%, removed the requirement to maintain a tangible net worth but added a requirement to a rolling four quarter basis of a maximum leverage ratio of no more than 2.5-to-1. All other conditions of the credit facility remained the same. At June 30, 2006, the Company was in compliance with all covenants and had no amounts outstanding under this credit facility, excluding $527,500 reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

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

Part II — Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Subsequent to filing our annual report on Form 10-K on March 16, 2006, we filed a registration statement on Form S-3, which contains a risk factor that is in addition to those contained in Item 1A of or Form 10-K. This additional risk factor is set forth below.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: August 4, 2006	By: /s/ Lloyd Tim Rochford
Lloyd Tim Rochford
President, Chief Executive Officer

Dated: August 4, 2006	By: /s/ Stanley McCabe
Stanley McCabe
Treasurer, Secretary

Dated: August 4, 2006	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer