Form 10-Q
period 2006-09-30
ARENA RESOURCES INC
filed 2006-11-03
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

As of October 30, 2006, the Company had outstanding 14,658,587 shares of common stock ($0.001 par value).

Part I – Financial Information

Item 1. Financial Statements:

The condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2006	December 31, 2005

ASSETS
Current Assets
Cash	$4,740,380	$4,317,114
Accounts receivable	5,555,236	3,180,749
Joint interest billing receivable	2,123,377	140,561
Prepaid expenses	191,912	35,436

Total Current Assets	12,610,905	7,673,860

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	134,843,146	69,770,685
Equipment	58,962	26,687
Drilling rig	2,038,986	1,191,126
Office equipment	124,899	106,177

Total Property and Equipment	137,065,993	71,094,675
Less: Accumulated depreciation and amortization	(8,599,770)	(4,346,628)

Net Property and Equipment	128,466,223	66,748,047

Total Assets	$141,077,128	$74,421,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$8,358,619	$6,038,691
Income taxes payable	-	329,986
Accrued liabilities	318,390	221,519

Total Current Liabilities	8,677,009	6,590,196

Long-Term Liabilities
Notes payable to related parties	400,000	400,000
Asset retirement liability	1,809,370	1,515,347
Deferred income taxes	16,046,187	7,187,609

Total Long-Term Liabilities	18,255,557	9,102,956

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 14,658,587 shares and 13,099,702 shares outstanding, respectively	14,659	13,100
Additional paid-in capital	81,446,224	45,331,234
Options and warrants outstanding	2,632,796	1,483,807
Deferred compensation	-	(115,545)
Retained earnings	30,050,883	12,016,159

Total Stockholders' Equity	114,144,562	58,728,755

Total Liabilities and Stockholders' Equity	$141,077,128	$74,421,907

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Oil and Gas Revenues	$18,192,860	$7,937,785	$43,263,323	$16,481,074

Costs and Operating Expenses
Oil and gas production costs	1,455,453	946,380	4,124,281	2,384,816
Oil and gas production taxes	1,067,114	569,330	2,673,768	1,230,444
Depreciation, depletion and amortization	1,791,681	645,908	4,253,142	1,550,791
Accretion expense	41,755	25,158	104,697	74,484
General and administrative expense	1,154,243	285,828	2,626,659	898,195

Total Costs and Operating Expenses	5,510,246	2,472,604	13,782,547	6,138,730

Other Income (Expense)
Gain from change in fair value of put options	-	20,627	-	86,497
Other financing expense	-	-	(785,598)	-
Interest income (expense)	135,272	(19,266)	40,009	(189,541)

Net Other Income (Expense)	135,272	1,361	(745,589)	(103,044)

Income Before Provision for Income Taxes	12,817,886	5,466,542	28,735,187	10,239,300

Provision for Deferred Income Taxes	(4,811,062)	(2,022,543)	(10,700,463)	(3,793,502)

Net Income	$8,006,824	$3,443,999	$18,034,724	$6,445,798

Basic Net Income Per Common Share	0.55	0.30	1.30	0.61
Diluted Net Income Per Common Share	0.51	0.27	1.22	0.53

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30,	2006	2005

Cash Flows From Operating Activities
Net income	$18,034,724	$6,445,798
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issued for financing expense	785,598	-
Depreciation, depletion and amortization	4,253,142	1,550,791
Provision for income taxes	10,700,463	3,793,502
Gain from change in fair value of put option	-	(86,497)
Stock based compensation	656,919	95,113
Accretion of discounted liabilities	104,697	74,484
Changes in assets and liabilities:
Accounts and joint interest receivable	(4,357,303)	(1,719,545)
Prepaid expenses	(156,476)	-
Income taxes payable and deferred income taxes	(320,058)	-
Excess tax benefits from share-based payment arrangements	(1,851,813)	-
Accounts payable and accrued liabilities	2,410,618	(295,567)

Net Cash Provided by Operating Activities	30,260,511	9,858,079

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(61,556,302)	(18,021,414)
Purchase of machinery and equipment	(717,818)	(41,874)

Net Cash Used in Investing Activities	(62,274,120)	(18,063,288)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	29,788,881	9,916,749
Proceeds from exercise of warrants, net of offering costs	150,000	13,605,728
Proceeds from exercise of options	640,000	-
Excess tax benefits from share-based payment arrangements	1,851,813	-
Funds received and held for call options	1,272,093	-
Funds paid from funds held for call options	(1,265,912)	-
Proceeds from issuance of notes payable	11,000,000	-
Payment of notes payable	(11,000,000)	(10,000,000)

Net Cash Provided by Financing Activities	32,436,875	13,522,477

Net Increase in Cash	423,266	5,317,268

Cash at Beginning of Period	4,317,114	1,253,969

Cash at End of Period	$4,740,380	$6,571,237

Supplemental Cash Flow Information
Cash paid for income taxes	$329,986	$73,641
Cash paid for interest	180,702	189,541

Non-Cash Investing and Financing Activities
Common stock issued for properties and equipment	$3,507,872	$340,650
Asset retirement obligation incurred in property development	189,326	28,090

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements – The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary for fair presentation, consisting of normal recurring adjustments, except as disclosed herein.

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2005. The financial position and results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Nature of Operations – Arena Resources, Inc. (the “Company”) owns interests in oil and gas properties located in Oklahoma, Texas, Kansas and New Mexico. The Company is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas. In 2006, the Company formed a wholly owned subsidiary, Arena Drilling Co, which was formed to oversee the operation of the Company’s drilling rig that began operating in May 2006.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. Amortization expense for the three and nine months ended September 30, 2006 was $1,791,681 and $4,253,142, respectively, based on depletion at the rate of $5.76 per barrel of oil equivalent compared to $645,908 and $1,550,791 based on depletion at the rate of $4.52 per barrel of oil equivalent for the three and nine months ended September 30, 2005, respectively. These amounts include $59,475 and $5,121 for the three months ended September 30, 2006 and 2005, respectively and $107,826 and $13,936 of depreciation on equipment during the nine months ended September 30, 2006 and 2005, respectively.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Concentration of Credit Risk and Major Customer – The Company currently has cash in excess of federally insured limits at September 30, 2006. During the nine months ended September 30, 2006, sales to one customer represented 82% of oil and gas revenues. At September 30, 2006, this customer made up 83% of accounts receivable.

Stock-Based Employee Compensation – Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant.

For the three and nine months ended September 30, 2006, the Company recorded compensation expense of $263,619 and $656,919 related to stock options.

The Company granted 50,000 stock options during the nine months ended September 30, 2006 and granted 375,000 stock options during the nine months ended September 30, 2005. The weighted average fair value per share of stock options at the date of grant during the nine months ended September 30, 2006 and 2005 was $17.53 and $3.01, respectively.

The following are the weighted-average assumptions used for options granted during the nine months ended September 30, 2006 and 2005:

	2006	2005

Risk free interest rate	4.92%	3.64%
Expected life	5 Years	5 Years
Dividend yield	-	-
Volatility	44%	33%

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at January 1, 2006	1,425,000	$6.29
Granted	50,000	27.40
Exercised	(170,000)	3.76

Outstanding at September 30, 2006	1,305,000	$6.62	2.7 years	$ 33,276,600

Exercisable at September 30, 2006	505,000	$4.43	2.3 years	$ 13,985,100

A summary of the status of the Company’s non-vested stock options as of and for the nine months ended September 30, 2006 is presented below

	Non-Vested Options	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2006	1,025,000	$2.50
Granted	50,000	17.53
Vested	(275,000)	2.18

Non-vested at September 30, 2006	800,000	$3.55

As of September 30, 2006, there was approximately $1,445,728 of unrecognized compensation cost related to stock options that will be recognized through June 2011.

Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and made pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in FASB 123, the Company’s net loss and net loss per share would have been adjusted to the proforma amounts below for the three and nine months ended September 30, 2005, as indicated below:

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005

Net income, as reported	$3,443,999	$6,445,798
Add: Stock based employee compensation expense
included in net income, net of related tax effects	16,208	59,635
Deduct: Total stock-based employee compensation
expense determined under the fair value based method for all awards, net of related tax effects	(124,385)	(402,818)

Pro Forma Net Income	$3,335,822	$6,102,615

Income per Common Share
Basic, as reported	$0.30	$0.61
Basic, pro forma	0.29	0.58

Diluted, as reported	0.27	0.53
Diluted, pro forma	0.26	0.51

NOTE 2 – EARNINGS PER SHARE INFORMATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net Income	$8,006,824	$3,443,999	$18,034,724	$6,445,798

Basic Weighted-Average Common Shares Outstanding	14,625,789	11,491,994	13,865,528	10,554,879
Effect of dilutive securities
Warrants	234,542	967,985	256,402	984,055
Stock options	719,411	522,273	705,609	522,273

Diluted Weighted-Average Common Shares Outstanding	15,579,742	12,982,252	14,827,539	12,061,207

Basic Income Per Common Share	0.55	0.30	1.30	0.61
Diluted Income Per Common Share	0.51	0.27	1.22	0.53

For the three and nine months ended September 30, 2006, 50,000 stock options were not included in the computation of diluted income per share as their effects are anti-dilutive.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

In April 2006, the Company entered into a new credit agreement increasing the Company’s credit facility to $150,000,000 with a $65,000,000 borrowing base. Additionally, this new agreement adjusted the interest rate to be equal to the 30, 60 or 90 day LIBOR rate plus 2%, removed the requirement to maintain a tangible net worth but added a requirement to a rolling four quarter basis of a maximum leverage ratio of no more than 2.5-to-1. All other conditions of the credit facility remained the same. At September 30, 2006, the Company was in compliance with all covenants and had no amounts outstanding under this credit facility, excluding $527,500 reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

On March 31, 2006, two officers of the Company and the Board of Directors agreed to an extension of the $400,000 notes payable to the two officers to July 1, 2008, under the same terms as the original notes.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the nine months ended September 30, 2006 is as follows:

Balance, January 1, 2006	$1,515,347
Liabilities incurred	189,326
Accretion expense	104,697

Balance, September 30, 2006	$1,809,370

NOTE 6 — STOCKHOLDERS’ EQUITY

Private Placement – In May 2006, the Company issued 1,150,000 shares of common stock in a private placement for $32,246,000. The Company paid $2,464,619 in offering costs and underwriter’s fees resulting in net proceeds from the offering of $29,788,881. As part of the agreement, the Company agreed to register these shares which was completed in July, 2006.

Warrants exercised – During the nine months ended September 30, 2006, the Company issued 50,000 shares of common stock upon the exercise of warrants for proceeds of $150,000, or $3.00 per share. Additionally, during the nine months ended September 30, 2006, the Company issued 61,885 shares of common stock in a cashless exercise of 75,462 warrants with an exercise price of $9.00 per share and 3,461 warrants with an exercise price of $7.49 per share.

Options exercised – During the nine months ended September 30, 2006, the Company issued 170,000 shares of common stock upon the exercise of options for proceeds of $640,000, or an average of $3.76 per share. As a result of these exercises, the Company will realize an additional tax benefit in the amount of $1,851,813, which was recorded against additional paid-in capital.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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

Options issued – During the nine months ended September 30, 2006, the Company issued 50,000 options with an original exercise price of $34.43 per share under the Company’s stock option plan. Also during the nine months ended September 30, 2006, the Company amended these options to have an exercise price of $27.40. The original fair value of the options was $778,357, calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 43.62%, risk-free interest rate of 4.92%, and expected lives of 5 years. As a result of the amendment the fair value increased by $98,260, calculated using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 44.27%, risk-free interest rate of 5.03%, and expected lives of 5 years.

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

NOTE 8 — SUBSEQUENT EVENTS

Subsequent to September 30, 2006, the Company has drawn $3,000,000 on its credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended September 30, 2006

Oil and natural gas sales. For the three months ended September 30, 2006, oil and natural gas sales revenue increased $10,255,075 to $18,192,860, compared to $7,937,785 for the same period during 2005. Oil sales increased $9,101,277 and natural gas sales increased $1,153,798. The increases were the result of our increased volumes due to our development throughout 2005 and 2006 and increased average realized sales prices. For the three months ended September 30, 2006, oil sales volume increased 132,766 barrels to 256,366 barrels, compared to 123,600 barrels for the same period in 2005. The average realized per barrel oil price increased 8% from $58.92 for the three months ended September 30, 2005 to $63.91 for the three months ended September 30, 2006. For the three months ended September 30, 2006, gas sales volume increased 171,252 thousand cubic feet (MCF) to 276,881 MCF, compared to 105,629 MCF for the same period in 2005. The average realized natural gas price per MCF increased 5% from $6.20 for the three months ended September 30, 2005 to $6.53 for the three months ended September 30, 2006.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $946,380 or $6.70 per barrel of oil equivalent (BOE) for the three months ended September 30, 2005 to $1,455,453 or $4.81 per BOE for the three months ended September 30, 2006. The increase in total LOE was due to our development projects throughout 2005 and 2006. The decrease in the per BOE amounts is a result of increased production as a result of the development of our properties.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 7% during the three months ended September 30, 2005 and decreased to 6% for the three months ended September 30, 2006. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $1,145,773 to $1,791,681 for the three months ended September 30, 2006, compared to the same period in 2005. The increase was primarily a result of an increase in volume and in the average depletion rate from $4.52 per BOE during the three months ended September 30, 2005 to $5.76 per BOE during the three months ended September 30, 2006. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $868,415 to $1,154,243 for the three months ended September 30, 2006, compared to the same period in 2005. A portion of this increase was due to the adoption of FASB 123(R) which resulted in the recognition of stock-based compensation expense of $263,619. Additionally, the Company paid $150,000 to the New York Stock Exchange for the initial listing fee and paid $123,657 in insurance premiums as the result of an insurance audit. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Net interest income or expense. Net interest income was $135,272 for the three months ended September 30, 2006, compared to net interest expense of $19,266 for the three months ended September 30, 2005. This was due to a combination of lower average outstanding debt over the full quarter and interest income on our excess cash.

Income tax expense. Our effective tax rate was 37% during the three months ended September 30, 2005 and remained steady at 37% for the three months ended September 30, 2006.

Net income. Net income increased from $3,443,999 for the three months ended September 30, 2005 to $8,006,824 for the same period in 2006. The primary reasons for this increase include increased volumes as a result of the development of our properties and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Results of Operations – For the Nine Months Ended September 30, 2006

Oil and natural gas sales. For the nine months ended September 30, 2006, oil and natural gas sales revenue increased $26,782,249 to $43,263,323, compared to $16,481,074 for the same period during 2005. Oil sales increased $24,133,727 and natural gas sales increased $2,648,522. The increases were the result of our increased volumes due to our development throughout 2005 and 2006 and increased average realized sales prices. For the nine months ended September 30, 2006, oil sales volume increased 338,361 barrels to 631,455 barrels, compared to 293,094 barrels for the same period in 2005. The average realized per barrel oil price increased 21% from $51.05 for the nine months ended September 30, 2005 to $61.91 for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, gas sales volume increased 343,833 MCF to 617,745 MCF, compared to 273,912 MCF for the same period in 2005. The average realized natural gas price per MCF increased 22% from $5.55 for the nine months ended September 30, 2005 to $6.75 for the nine months ended September 30, 2006.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $2,384,816 or $7.04 per BOE for the nine months ended September 30, 2005 to $4,124,281 or $5.62 per BOE for the nine months ended September 30, 2006. The increase in total LOE was due to our development projects throughout 2005 and 2006. The decrease in the per BOE amounts is a result of increased production as a result of the development of our properties.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 7% during the nine months ended September 30, 2005 and decreased to 6% for the nine months ended September 30, 2006. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $2,702,351 to $4,253,142 for the nine months ended September 30, 2006, compared to the same period in 2005. The increase was primarily a result of an increase in volume and in the average depletion rate from $4.52 per BOE during the nine months ended September 30, 2005 to $5.76 per BOE during the nine months ended September 30, 2006. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $1,728,464 to $2,626,659 for the nine months ended September 30, 2006, compared to the same period in 2005. A portion of this increase was due to the adoption of FASB 123(R) which resulted in the recognition of stock-based compensation expense of $656,919. Additionally, the Company paid $150,000 to the New York Stock Exchange for the initial listing fee and paid $123,657 in insurance premiums as the result of an insurance audit. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Other financing expense. Other financing expense was $785,598 for the nine months ended September 30, 2006, compared to $0 for the same period in 2005. This financing expense relates to the issuance in the first quarter of 2006 of warrants associated with the 2005 private offering and subsequent registration of common stock.

Net interest income or expense. Net interest income was $40,009 for the nine months ended September 30, 2006, compared to net interest expense of $189,541 for the nine months ended September 30, 2005. This was due to a combination of lower average outstanding debt over the full nine months and interest income on our excess cash.

Income tax expense. Our effective tax rate was 37% during the nine months ended September 30, 2005 and remained steady at 37% for the nine months ended September 30, 2006.

Net income. Net income increased from $6,445,798 for the nine months ended September 30, 2005 to $18,034,724 for the same period in 2006. The primary reasons for this increase include increased volumes as a result of the development of our properties and higher crude oil prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

	Net Production Volume		Net Revenue
Texas Leases	423,588	BBLS	$26,187,982
Oklahoma Leases	38,628	BBLS	$2,547,897
New Mexico Leases	169,239	BBLS	$10,359,878

GAS

	Net Production Volume		Net Revenue
Texas Leases	252,023	MCF	$1,840,967
Oklahoma Leases	20,416	MCF	$92,012
New Mexico Leases	182,551	MCF	$1,555,175
Kansas	162,755	MCF	$679,412

Significant Subsequent Events occurring after September 30, 2006:

Subsequent to September 30, 2006, the Company has drawn $3,000,000 on its credit facility.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2006, the Company had cash on hand of $4,740,380, compared to $4,317,114 as of December 31, 2005. The Company had positive net cash flows from operations for the nine months ended September 30, 2006 of $30,260,512, compared to $9,858,079 for the same period 2005. Other significant sources of cash inflow were $11,000,000 drawn down on the Company’s credit facility and net proceeds from a private placement of $29,788,881 in 2006 and $9,916,749 net proceeds from a private placement and $13,605,728 net proceeds from the exercise of warrants in 2005. The most significant cash outflows during the nine months ended September 30, 2006 and 2005 were capital expenditures of $61,556,302 in 2006 and $18,021,414 in 2005 and repayment of debt on the Company’s credit facility of $11,000,000 in 2006 and $10,000,000 in 2005.

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

In April 2006, the Company entered into a new credit agreement increasing the Company’s credit facility to $150,000,000 with a $65,000,000 borrowing base. Additionally, this new agreement adjusted the interest rate to be equal to the 30, 60 or 90 day LIBOR rate plus 2%, removed the requirement to maintain a tangible net worth but added a requirement to a rolling four quarter basis of a maximum leverage ratio of no more than 2.5-to-1. All other conditions of the credit facility remained the same. At September 30, 2006, the Company was in compliance with all covenants and had no amounts outstanding under this credit facility, excluding $527,500 reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: November 3, 2006	By: /s/ Lloyd Tim Rochford
Lloyd Tim Rochford
President, Chief Executive Officer

Dated: November 3, 2006	By: /s/ Stanley McCabe
Stanley McCabe
Treasurer, Secretary

Dated: November 3, 2006	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer