Form 10-Q
period 2007-03-31
ARENA RESOURCES INC
filed 2007-05-04
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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

As of April 30, 2007, the Company had outstanding 14,901,263 shares of common stock ($0.001 par value).

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2007	December 31, 2006

ASSETS
Current Assets
Cash	$3,970,368	$4,919,984
Accounts receivable	6,205,491	6,702,677
Joint interest billing receivable	2,737,930	2,949,099
Prepaid expenses	21,070	102,585

Total Current Assets	12,934,859	14,674,345

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	196,207,569	171,708,200
Equipment	59,612	59,332
Drilling rig	1,996,899	1,996,899
Office building	1,902,366	-
Office equipment	120,929	120,929

Total Property and Equipment	200,287,375	173,885,360
Less: Accumulated depreciation and amortization	(14,950,234)	(12,246,727)

Net Property and Equipment	185,337,141	161,638,633

Total Assets	$198,272,000	$176,312,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,054,183	$14,367,252
Accrued liabilities	543,757	628,618

Total Current Liabilities	9,597,940	14,995,870

Long-Term Liabilities
Notes payable	36,500,000	19,300,000
Notes payable to related parties	-	400,000
Asset retirement liability	2,369,633	2,250,332
Deferred income taxes	20,942,625	19,322,724

Total Long-Term Liabilities	59,812,258	41,273,056

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 14,821,263 shares and 14,668,787 shares outstanding, respectively	14,821	14,669
Additional paid-in capital	84,841,032	81,872,268
Options and warrants outstanding	3,013,932	2,872,988
Retained earnings	40,992,017	35,284,127

Total Stockholders' Equity	128,861,802	120,044,052

Total Liabilities and Stockholders' Equity	$198,272,000	$176,312,978

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,	2007	2006

Oil and Gas Revenues	$16,651,301	$10,380,395

Costs and Operating Expenses
Oil and gas production costs	2,360,949	1,378,419
Oil and gas production taxes	958,651	697,209
Depreciation, depletion and amortization	2,657,555	1,052,462
Accretion expense	43,497	29,304
General and administrative expense	1,234,786	703,932

Total Costs and Operating Expenses	7,255,438	3,861,326

Other Income (Expense)
Other financing expense	-	(785,598)
Interest income (expense)	(353,339)	(46,684)

Net Other Income (Expense)	(353,339)	(832,282)

Income Before Provision for Income Taxes	9,042,524	5,686,787

Provision for Deferred Income Taxes	(3,334,634)	(2,104,111)

Net Income	$5,707,890	$3,582,676

Basic Net Income Per Common Share	0.39	0.27
Diluted Net Income Per Common Share	0.37	0.25

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended March 31,	2007	2006

Cash Flows From Operating Activities
Net income	$5,707,890	$3,582,676
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issued for financing expense	-	785,598
Depreciation, depletion and amortization	2,653,585	1,052,462
Provision for income taxes	3,334,634	2,104,111
Stock based compensation	639,624	179,767
Accretion of asset retirement obligation	43,497	29,304
Changes in assets and liabilities:
Accounts and joint interest receivable	708,355	(259,186)
Other changes in deferred income taxes	-	(320,058)
Prepaid expenses	81,515	31,436
Excess tax benefits from share-based payment arrangements	(1,714,733)	-
Accounts payable and accrued liabilities	(5,397,930)	(1,071,917)

Net Cash Provided by Operating Activities	6,056,437	6,114,193

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(24,373,643)	(13,446,705)
Purchase of building & equipment	(1,902,646)	(438,300)

Net Cash Used in Investing Activities	(26,276,289)	(13,885,005)

Cash Flows From Financing Activities
Proceeds from exercise of warrants	270,003	103,718
Proceeds from exercise of options	485,500	-
Excess tax benefits from share-based payment arrangements	1,714,733	-
Proceeds from issuance of notes payable	17,200,000	11,000,000
Payment of notes payable	(400,000)	-

Net Cash Provided by Financing Activities	19,270,236	11,103,718

Net Increase in Cash	(949,616)	3,332,906

Cash at Beginning of Period	4,919,984	4,317,114

Cash at End of Period	$3,970,368	$7,650,020

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$329,986
Cash paid for interest	590,641	46,684

Non-Cash Investing and Financing Activities
Common stock issued for properties and equipment	$-	$3,507,872
Asset retirement obligation incurred in property development	75,804	41,186

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2006. The financial position and results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. Amortization expense for the three months ended March 31, 2007 was $2,649,118, based on depletion at the rate of $7.87 per barrel of oil equivalent compared to $1,052,462 based on depletion at the rate of $5.48 per barrel of oil equivalent for the three months ended March 31, 2006. These amounts include $8,437 and $6,409 of depreciation on equipment during the three months ended March 31, 2007 and 2006, respectively.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

In addition, capitalized costs are subject to a ceiling test which limits such costs to the estimated present value of future net revenues from proved reserves, discounted at a 10-percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties. Consideration received from sales or transfers of oil and gas property is accounted for as a reduction of capitalized costs. Revenue is not recognized in connection with contractual services performed on properties in which the Company holds an ownership interest.

Income Per Common Share – Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive.

Concentration of Credit Risk and Major Customer – The Company currently has cash in excess of federally insured limits at March 31, 2007. During the three months ended March 31, 2007, sales to two customers represented 84% and 11% of oil and gas revenues, respectively. At March 31, 2006, these customers made up 84% and 10% of accounts receivable, respectively.

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the Three Months Ended March 31,	2007	2006

Net Income	$5,707,890	$3,582,676

Basic Weighted-Average Common Shares Outstanding	14,756,197	13,175,386
Effect of dilutive securities
Warrants	205,966	277,740
Stock options	665,973	725,230

Diluted Weighted-Average Common Shares Outstanding	15,628,136	14,178,356

Basic Income Per Common Share	0.39	0.27

Diluted Income Per Common Share	0.37	0.25

For the three months ended March 31, 2007, 350,000 stock options were not included in the computation of diluted income per share as their effects are anti-dilutive.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 3 – NOTES PAYABLE

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

In April 2006, the Company entered into a new credit agreement increasing the Company’s credit facility to $150,000,000 with a $65,000,000 borrowing base. Additionally, this new agreement adjusted the interest rate to be equal to the 30, 60 or 90 day LIBOR rate plus 2%, removed the requirement to maintain a tangible net worth but added a requirement to a rolling four quarter basis of a maximum leverage ratio of no more than 2.5-to-1. All other conditions of the credit facility remained the same. At March 31, 2007, the Company was in compliance with all covenants and had $36,500,000 outstanding under this credit facility, excluding $527,500 reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

On March 31, 2006, two officers of the Company and the Board of Directors agreed to an extension of the $400,000 notes payable to the two officers to July 1, 2008, under the same terms as the original notes. During the three months ended March 31, 2007, the Company paid off the notes payable to the two officers along with any accrued interest.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2007 is as follows:

Balance, January 1, 2007	$2,250,332
Liabilities incurred	75,804
Accretion expense	43,497

Balance, March 31, 2007	$2,369,633

NOTE 5 — STOCKHOLDERS’ EQUITY

Warrants exercised – During the three months ended March 31, 2007, the Company issued 27,476 shares of common stock from the exercise of warrants for proceeds of $270,003. Of these warrants, 10,000 had an exercise price of $9.00 per share and 17,476 had an exercise price of $10.30.

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for stock based awards during the three months ended March 31, 2007 and 2006 was 639,624 and 179,767, respectively, and is included in general and administrative expense in the accompanying financial statements.

In January 2007, the Company granted nonqualified stock options to directors and employees to purchase 350,000 shares of common stock with 50,000 having an exercise price of $37.35 per share and 300,000 having an exercise price of $38.46 per share. The options vest at the rate of 20% each year over five years beginning one year from the date granted. A summary of the status of the stock options as of March 31, 2007 and changes during the three months ended March 31, 2007 is as follows:

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

	2007

	Options	Weighted-Average Exercise Price

Outstanding at beginning of the year	1,305,000	$5.79
Issued	350,000	38.30
Forfeited	(25,000)	6.46
Exercised	(125,000)	3.88

Outstanding at end of quarter	1,505,000	14.22

Exercisable at end of quarter	465,000	$5.55

Weighted average fair value of options granted during the quarter		$17.49

The following are the weighted-average assumptions used for options granted during the three months ended March 31, 2007:

2007

Risk free interest rate	4.72%
Expected life	5 years
Dividend yield	-
Volatility	44.74%

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

The 125,000 options exercised during the three months ended March 31, 2007 had an intrinsic value of $4,674,600. Associated with the exercise of stock options, the Company received a tax benefit of $1,714,733 during the three months ended March 31, 2007. The tax benefit is recorded as an increase in additional paid in capital.

As of March 31, 2007, there was approximately $6,044,369 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 4.6 years. The aggregate intrinsic value of options expected to vest at March 31, 2007 was $49,709,532. The aggregate intrinsic value of options exercisable at March 31, 2007 was $20,725,050. The intrinsic value is based on a March 30, 2007 closing price of $50.12.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

NOTE 8 — SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company has drawn $2,500,000 on its credit facility.

Subsequent to March 31, 2007, the Company issued 80,000 shares of common stock from the exercise of 80,000 options. Of the 80,000 options, 40,000 had an exercise price of $3.70 per share, 10,000 had an exercise price of $4.80, 20,000 had an exercise price of $8.30 and 10,000 had an exercise price of $20.85. These exercises resulted in proceeds to the Company of $570,500. The aggregate intrinsic value of options exercised subsequent to March 31, 2007 was $3,580,300.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended March 31, 2007

Oil and natural gas sales. For the three months ended March 31, 2007, oil and natural gas sales revenue increased $6,270,906 to $16,651,301, compared to $10,380,395 for the same period during 2006. Oil sales increased $5,273,102 and natural gas sales increased $997,804. The increases were the result of our increased volumes due to our development throughout 2006 and 2007. For the three months ended March 31, 2007, oil sales volume increased 115,371 barrels to 282,538 barrels, compared to 167,167 barrels for the same period in 2006. The average realized per barrel oil price decreased 7% from $55.85 for the three months ended March 31, 2006 to $51.71 for the three months ended March 31, 2007. For the three months ended March 31, 2007, gas sales volume increased 182,899 thousand cubic feet (MCF) to 324,935 MCF, compared to 142,036 MCF for the same period in 2006. The average realized natural gas price per MCF decreased 15% from $7.35 for the three months ended March 31, 2006 to $6.28 for the three months ended March 31, 2007.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $1,378,419 or $7.22 per barrel of oil equivalent (BOE) for the three months ended March 31, 2006 to $2,360,949 or $7.01 per BOE for the three months ended March 31, 2007. The increase in total LOE was due to our development projects throughout 2006 and 2007. The decrease in the per BOE amounts is a result of increased production as a result of the development of our properties.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 7% during the three months ended March 31, 2006 and decreased to 6% for the three months ended March 31, 2007. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $1,605,093 to $2,657,555 for the three months ended March 31, 2007, compared to the same period in 2006. The increase was primarily a result of an increase in volume and in the average depletion rate from $5.48 per BOE during the three months ended March 31, 2006 to $7.87 per BOE during the three months ended March 31, 2007. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $530,854 to $1,234,786 for the three months ended March 31, 2007, compared to the same period in 2006. A portion of this increase was due to the adoption of FASB 123(R) which resulted in the recognition of stock-based compensation expense of $639,624 as compared to $179,767 for the same period in 2006. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Net interest expense. Net interest expense was $353,339 for the three months ended March 31, 2007, compared to $46,684 for the three months ended March 31, 2006. The increase was due to larger outstanding debt over the quarter.

Income tax expense. Our effective tax rate was 37% during the three months ended March 31, 2006 and remained steady at 37% for the three months ended March 31, 2007.

Net income. Net income increased from $3,582,676 for the three months ended March 31, 2006 to $5,707,890 for the same period in 2007. The primary reasons for this increase include increased volumes as a result of the development of our properties, partially offset by lower commodity prices and higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

	Net Production Volume		Net Revenue
Texas Leases	223,517	BBLS	$11,511,471
Oklahoma Leases	6,551	BBLS	$360,625
New Mexico Leases	52,470	BBLS	$2,737,841

GAS

	Net Production Volume		Net Revenue
Texas Leases	194,498	MCF	$1,225,520
Oklahoma Leases	4,680	MCF	$21,728
New Mexico Leases	74,414	MCF	$578,400
Kansas Leases	51,343	MCF	$215,716

Significant Subsequent Events occurring after March 31, 2007:

Subsequent to March 31, 2007, the Company has drawn $2,500,000 on its credit facility.

Subsequent to March 31, 2007, the Company issued 80,000 shares of common stock from the exercise of 80,000 options. Of the 80,000 options, 40,000 had an exercise price of $3.70 per share, 10,000 had an exercise price of $4.80, 20,000 had an exercise price of $8.30 and 10,000 had an exercise price of $20.85. These exercises resulted in proceeds to the Company of $570,500.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2007, the Company had cash on hand of $3,970,368, compared to $4,919,984 as of December 31, 2006. The Company had net cash provided by operating activities for the three months ended March 31, 2007 of $6,056,437, compared to $6,114,193 for the same period 2006. Other significant sources of cash inflow were $17,200,000 drawn down on the Company’s credit facility and proceeds from option and warrant exercises of $755,503 in 2007 and $11,000,000 drawn down on the Company’s credit facility in 2006. The most significant cash outflows during the three months ended March 31, 2007 and 2006 were capital expenditures of $26,276,289 in 2007 and $13,855,005 in 2006 and repayment of notes payable to related parties of $400,000 in 2007.

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

In April 2006, the Company entered into a new credit agreement increasing the Company’s credit facility to $150,000,000 with a $65,000,000 borrowing base. Additionally, this new agreement adjusted the interest rate to be equal to the 30, 60 or 90 day LIBOR rate plus 2%, removed the requirement to maintain a tangible net worth but added a requirement to a rolling four quarter basis of a maximum leverage ratio of no more than 2.5-to-1. All other conditions of the credit facility remained the same. At March 31, 2007, the Company was in compliance with all covenants and had $36,500,000 outstanding under this credit facility, excluding $527,500 reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

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

Part II — Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our Form 10-K in response to Item 1A to Part I of Form 10-K.

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: May 4, 2007	By: /s/ Lloyd Tim Rochford
Lloyd Tim Rochford
Chief Executive Officer

Dated: May 4, 2007	By: /s/ Phillip W. Terry
Phillip W. Terry
President

Dated: May 4, 2007	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer