Form 10-Q
period 2007-06-30
ARENA RESOURCES INC
filed 2007-08-07
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

(918) 747-6060
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.   X   Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	Accelerated filer X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
       Yes   X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of July 30, 2007, the Company had outstanding 17,001,263 shares of common stock ($0.001 par value).

      INDEX

Arena Resources, Inc.
For the Quarter Ended June 30, 2007

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2007	December 31, 2006

ASSETS
Current Assets
Cash	$47,957,170	$4,919,984
Accounts receivable	8,043,435	6,702,677
Joint interest billing receivable	2,867,835	2,949,099
Prepaid expenses	329,178	102,585

Total Current Assets	59,197,618	14,674,345

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	225,126,382	171,708,200
Equipment	60,051	59,332
Drilling rigs	3,879,948	1,996,899
Office buildings and land	1,941,232	-
Office equipment	126,128	120,929

Total Property and Equipment	231,133,741	173,885,360
Less: Accumulated depreciation and amortization	(17,659,867)	(12,246,727)

Net Property and Equipment	213,473,874	161,638,633

Total Assets	$272,671,492	$176,312,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,954,441	$14,367,252
Accrued liabilities	803,838	628,618

Total Current Liabilities	10,758,279	14,995,870

Long-Term Liabilities
Notes payable	-	19,300,000
Notes payable to related parties	-	400,000
Asset retirement liability	2,466,231	2,250,332
Deferred income taxes	23,507,028	19,322,724

Total Long-Term Liabilities	25,973,259	41,273,056

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,001,263 shares and 14,668,787 shares outstanding, respectively	17,001	14,669
Additional paid-in capital	183,177,620	81,872,268
Options and warrants outstanding	3,853,938	2,872,988
Retained earnings	48,891,395	35,284,127

Total Stockholders' Equity	235,939,954	120,044,052

Total Liabilities and Stockholders' Equity	$272,671,492	$176,312,978

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Oil and Gas Revenues	$21,620,299	$14,690,068	$38,271,600	$25,070,463

Costs and Operating Expenses
Oil and gas production costs	2,615,533	1,290,409	4,976,482	2,668,828
Oil and gas production taxes	1,216,832	909,445	2,175,483	1,606,654
Depreciation, depletion and amortization	2,659,712	1,408,999	5,317,267	2,461,461
Accretion expense	45,265	33,638	88,762	62,942
General and administrative expense	1,799,579	768,484	3,034,365	1,472,416

Total Costs and Operating Expenses	8,336,921	4,410,975	15,592,359	8,272,301

Other Income (Expense)
Other financing expense	-	-	-	(785,598)
Interest expense	(727,064)	(48,579)	(1,080,403)	(95,263)

Net Other Expense	(727,064)	(48,579)	(1,080,403)	(880,861)

Income Before Provision for Income Taxes	12,556,314	10,230,514	21,598,838	15,917,301

Provision for Deferred Income Taxes	(4,656,936)	(3,785,290)	(7,991,570)	(5,889,401)

Net Income	$7,899,378	$6,445,224	$13,607,268	$10,027,900

Basic Net Income Per Common Share	0.52	0.47	0.91	0.74
Diluted Net Income Per Common Share	0.49	0.44	0.86	0.70

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30,	2007	2006

Cash Flows From Operating Activities
Net income	$13,607,268	$10,027,900
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issued for financing expense	-	785,598
Depreciation, depletion and amortization	5,317,267	2,461,461
Provision for income taxes	7,991,570	5,889,401
Stock based compensation	1,520,751	393,300
Accretion of asset retirement obligation	88,762	62,942
Changes in assets and liabilities:
Accounts and joint interest receivable	(1,259,494)	(3,035,274)
Other changes in deferred income taxes	-	(222,657)
Prepaid expenses	(226,593)	(320,058)
Excess tax benefits from share-based payment arrangements	(3,807,266)	(1,851,813)
Accounts payable and accrued liabilities	(4,282,610)	604,634

Net Cash Provided by Operating Activities	18,949,655	14,795,434

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(55,061,822)	(34,194,713)
Proceeds from sale of oil and gas properties	1,915,640	-
Purchase of buildings, land & equipment	(3,830,199)	(704,379)

Net Cash Used in Investing Activities	(56,976,381)	(34,899,092)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	95,399,643	29,858,463
Proceeds from exercise of warrants	270,003	150,000
Proceeds from exercise of options	1,287,000	640,000
Excess tax benefits from share-based payment arrangements	3,807,266	1,851,813
Funds received and held for call options	-	1,272,093
Proceeds from issuance of notes payable	30,700,000	11,000,000
Payment of notes payable	(50,400,000)	(11,000,000)

Net Cash Provided by Financing Activities	81,063,912	33,772,369

Net Increase in Cash	43,037,186	13,668,711

Cash at Beginning of Period	4,919,984	4,317,114

Cash at End of Period	$47,957,170	$17,985,825

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$329,986
Cash paid for interest	1,232,467	180,702

Non-Cash Investing and Financing Activities
Common stock issued for properties and equipment	$-	$3,507,872
Asset retirement obligation incurred in property development	172,156	113,807
Depreciation on drilling rig capitalized as part of oil and gas properties	99,844	-

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2006. The financial position and results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least quarterly. Amortization expense for the three and six months ended June 30, 2007 was $2,659,712 and $5,317,267, respectively, based on depletion at the rate of $7.24 per barrel of oil equivalent compared to $1,408,999 and $2,461,461 based on depletion at the rate of $5.59 per barrel of oil equivalent for the three and six months ended June 30, 2006, respectively. These amounts include $8,696 and $41,942 for the three months ended June 30, 2007 and 2006, respectively and $17,133 and $48,351 of depreciation on equipment during the six months ended June 30, 2007 and 2006, respectively.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Buildings and Equipment – Buildings and equipment are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of buildings and equipment and placing them in service.

Depreciation of buildings and equipment is calculated using the straight-line method based upon the following estimated useful lives:

Buildings and improvements	30 years
Drilling rigs	10 years
Office equipment and software	5-7 years
Machinery and equipment	5-7 years

Maintenance and repairs are charged to expense as incurred. Renovations and improvements are capitalized. Buildings and equipment of the Company are evaluated for impairment annually.

Basic and Diluted Income Per Common Share – Basic income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if all contracts to issue common stock were converted into common stock, except for those that are anti-dilutive. The dilutive effect of stock options and other share based compensation is calculated using the treasury method with an offset from expected proceeds upon exercise of the stock options and unrecognized compensation expense.

Concentration of Credit Risk and Major Customer – The Company has cash in excess of federally insured limits at June 30, 2007. During the three and six months ended June 30, 2007, sales to two customers represented 83% and 12% of oil and gas revenues, respectively. At June 30, 2007, these customers made up 84% and 11% of accounts receivable, respectively.

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to United States GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 2 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net Income	$7,899,378	$6,445,224	$13,607,268	$10,027,900

Basic Weighted-Average Common Shares Outstanding	15,236,867	13,779,031	14,997,860	13,478,876
Effect of dilutive securities
Warrants	200,722	252,981	203,604	247,955
Stock options	686,183	680,252	676,547	674,350

Diluted Weighted-Average Common Shares Outstanding	16,123,772	14,712,264	15,878,011	14,401,181

Basic Income Per Common Share
Net income	0.52	0.47	0.91	0.74

Diluted Income Per Common Share
Net Income	0.49	0.44	0.86	0.70

For the three and six months ended June 30, 2007, 450,000 stock options were not included in the computation of diluted income per share as their effects are anti-dilutive.

NOTE 3 – PROPERTY AND EQUIPMENT

Acquisition of Oil and Gas Properties - In January 2006, the Company entered into a definitive agreement to reacquire the working interests and related rights in two different prospects in Comanche and Hamilton Counties, Kansas with combined acreage totaling approximately 20,000 acres. During 2005 the Company sold working interest rights in multiple wells drilled on these prospects, along with rights to participate in additional wells on the acreage. Total consideration provided for the re-acquisitions of these rights and interests was 120,800 shares of common stock, issued in February 2006, valued at $3,326,832, or $27.54 per share.

Divestiture of Oil and Gas Properties - In June 2007, the Company entered into an agreement to sell the working interest and related rights in the West San Andres property, which the Company had acquired in October 2003 for a cash payment of $500,000. Total proceeds to the Company from the sale of this property were $1,915,000, net of related costs of the sell. Under the full cost method of accounting, the proceeds were offset against oil and gas properties subject to amortization.

Acquisition of office buildings – In March 2007, the Company acquired an office building, land and adjoining parcel of real estate in Tulsa, Oklahoma to serve as its executive offices. The building was purchased with a cash payment of $1,900,000. The building is currently being renovated and the Company anticipates occupying the building in October 2007. We will not begin to depreciate the buildings until they are occupied and in use.

NOTE 4 – NOTES PAYABLE

Credit facility - In April 2006, the Company entered into an agreement that increased its credit facility to $15 0,000,000, with an increased borrowing base of $65,000,000. The interest rate was a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2%, and is payable monthly. Amounts borrowed under the revolving credit facility are due in May 2009. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense, maintain a current asset to current liability ratio of 1-to-1 and a requirement to maintain a maximum leverage ratio of no more than 2.5-to-1, calculated on a rolling four quarter basis.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

In June 2007, the Company entered into a new agreement that increased the borrowing base under its credit facility to $100,000,000, while leaving the credit facility at $150,000,000. Additionally, the interest rate was changed to be a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 1.75%. Additionally, the subordination of the loans from two officers was released. All other terms and conditions remained the same. As of June 30, 2007, the Company was in compliance with all covenants and no amount was outstanding under this credit facility.

Related party notes payable – Previously, two officers of the Company and Board of Directors had lent money to the Company in the form of notes payable in the amount of $400,000. During the six months ended June 30, 2007, the Company paid off the notes payable to the two officers along with any accrued interest.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the six months ended June 30, 2007 is as follows:

Balance, January 1, 2007	$2,250,332
Liabilities incurred	198,488
Accretion expense	88,762
Deletions related to property divestitures	(26,332)
Liabilities settled	(45,019)

Balance, June 30, 2007	$2,466,231

NOTE 6 - STOCKHOLDERS’ EQUITY

Warrants exercised – During the six months ended June 30, 2007, the Company issued 27,476 shares of common stock from the exercise of warrants for proceeds of $270,003. Of these warrants, 10,000 had an exercise price of $9.00 per share and 17,476 had an exercise price of $10.30 per share.

Common Stock Issued in Offerings – In June 2007, the Company issued 2,050,000 shares of common stock, valued at $100, 450,000, or $49.00 per share, in a private placement. Proceeds from the offering totaled $95.4 million, net of offering costs paid as of June 30, 2007.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 7 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for stock based awards during the three and six months ended June 30, 2007 was $881,127 and $1,520,751, respectively, as compared to $213,533 and $393,300 for the three and six months ended June 30, 2006, respectively, and is included in general and administrative expense in the accompanying financial statements.

In January and May 2007, the Company granted nonqualified stock options to directors and employees to purchase 450,000 shares of common stock, with options for 50,000 shares having an exercise price of $37.35 per share, options for 300,000 shares having an exercise price of $38.46 per share and options for 100,000 shares having an exercise price of $46.84 per share. The options vest at the rate of 20% each year over five years beginning one year from the date granted. A summary of the status of the stock options as of June 30, 2007 and changes during the six months ended June 30, 2007 is as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2006	1,305,000	$5.79
Issued	450,000	40.20
Forfeited	(57,500)	6.70
Exercised	(255,000)	5.05

Outstanding at June 30, 2007	1,442,500	17.35

Exercisable at June 30, 2007	535,000	$5.15

Weighted average fair value of options granted during the period ended June 30, 2007		$18.37

The following are the weighted-average assumptions used for options granted during the six months ended June 30, 2007:

2007

Risk free interest rate	4.73%
Expected life	5 years
Dividend yield	-
Volatility	44.74%

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

The 255,000 options exercised during the six months ended June 30, 2007 had an intrinsic value of $10,329,700. Associated with the exercise of stock options, the Company received a tax benefit of $3,807,266 during the six months ended June 30, 2007. The tax benefit is recorded as an increase in additional paid in capital.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

As of June 30, 2007, there was approximately $6,924,846 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 4.5 years. The aggregate intrinsic value of options expected to vest at June 30, 2007 was $51,714,454. The aggregate intrinsic value of options exercisable at June 30, 2007 was $28,865,450. The intrinsic value is based on a June 29, 2007 closing price of the Company’s common stock of $58.11.

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 2007, the Company acquired an office building in Hobbs, New Mexico to serve as its primary field office for its Permian Basin properties. The building was purchased with a cash payment of $357,500.

Subsequent to June 30, 2007, the Company entered into an agreement for zero-cost collars on a portion of oil production, equal to 1,000 net barrels of oil per day, beginning in August 2007 and continuing through December 2008. Under the collar agreements, the Company will receive the difference between an agreed upon average NYMEX WTI index price and a floor price of $65.00, if the index price is below the floor price.  The Company will pay the difference between the agreed upon contracted ceiling price of $80.50 and the index price only if the index price is above the contracted ceiling price.  No amounts are paid or received if the index price is between the contracted floor and ceiling prices. We have designated these derivatives for hedge accounting as cash flow hedges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended June 30, 2007

Oil and natural gas sales. For the three months ended June 30, 2007, oil and natural gas sales revenue increased $6,930,231 to $21,620,299, compared to $14,690,068 for the same period during 2006. Oil sales increased $5,366,007 and natural gas sales increased $1,564,224. The increases were primarily the result of our increased volumes due to our development throughout 2006 and 2007. For the three months ended June 30, 2007, oil sales volume increased 119,368 barrels to 327,290 barrels, compared to 207,922 barrels for the same period in 2006. The average realized per barrel oil price decreased 11% from $64.37 for the three months ended June 30, 2006 to $57.29 for the three months ended June 30, 2007. For the three months ended June 30, 2007, gas sales volume increased 149,341 thousand cubic feet (MCF) to 348,169 MCF, compared to 198,828 MCF for the same period in 2006. The average realized natural gas price per MCF increased 25% from $6.57 for the three months ended June 30, 2006 to $8.24 for the three months ended June 30, 2007.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $1,290,409 or $5.35 per barrel of oil equivalent (BOE) for the three months ended June 30, 2006 to $2,615,533 or $6.79 per BOE for the three months ended June 30, 2007. The increase in total LOE was due to our development projects throughout 2006 and 2007. The increase in the per BOE amounts is a result of rising rates for labor and services and additional costs for repairs as a result of weather and other factors.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 6% during the three months ended June 30, 2006 and remained steady at 6% for the three months ended June 30, 2007. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $1,250,713 to $2,659,712 for the three months ended June 30, 2007, compared to the same period in 2006. The increase was primarily a result of an increase in volume and in the average depletion rate from $5.59 per BOE during the three months ended June 30, 2006 to $6.89 per BOE during the three months ended June 30, 2007. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $1,031,095 to $1,799,579 for the three months ended June 30, 2007, compared to the same period in 2006. A portion of this increase was due to an increase in the stock-based compensation expense recognized under FASB 123(R) of $667,594. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest expense (net of interest income). Net interest expense increased $678,485 to $727,064 for the three months ended June 30, 2007 when compared to the same period in 2006. The increase was due to higher average outstanding debt over the full quarter.

Income tax expense. Our effective tax rate was 37% during the three months ended June 30, 2006 and remained steady at 37% for the three months ended June 30, 2007.

Net income. Net income increased from $6,445,224 for the three months ended June 30, 2006 to $7,899,378 for the same period in 2007. The primary reasons for this increase include increased volumes as a result of the development of our properties, partially offset by lower crude oil prices, higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Results of Operations – For the Six Months Ended June 30, 2007

Oil and natural gas sales. For the six months ended June 30, 2007, oil and natural gas sales revenue increased $13,201,137 to $38,271,600, compared to $25,070,463 for the same period during 2006. Oil sales increased $10,621,384 and natural gas sales increased $2,579,933. The increases were primarily the result of our increased volumes due to our development throughout 2006 and 2007. For the six months ended June 30, 2007, oil sales volume increased 234,739 barrels to 609,828 barrels, compared to 375,089 barrels for the same period in 2006. The average realized per barrel oil price decreased 10% from $60.59 for the six months ended June 30, 2006 to $54.70 for the six months ended June 30, 2007. For the six months ended June 30, 2007, gas sales volume increased 332,240 MCF to 673,104 MCF, compared to 340,864 MCF for the same period in 2006. The average realized natural gas price per MCF increased 6% from $6.88 for the six months ended June 30, 2006 to $7.30 for the six months ended June 30, 2007.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $2,668,828 or $6.18 per BOE for the six months ended June 30, 2006 to $4,976,482 or $6.89 per BOE for the six months ended June 30, 2007. The increase in total LOE was due to our development projects throughout 2006 and 2007. The increase in the per BOE amounts is a result of rising rates for labor and services and additional costs for repairs as a result of weather and other factors.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 6% during the six months ended June 30, 2006 and remained steady at 6% for the six months ended June 30, 2007. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $2,855,806 to $5,317,267 for the six months ended June 30, 2007, compared to the same period in 2006. The increase was primarily a result of an increase in volume and in the average depletion rate from $5.59 per BOE during the six months ended June 30, 2006 to $7.24 per BOE during the six months ended June 30, 2007. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $1,561,949 to $3,034,365 for the six months ended June 30, 2007, compared to the same period in 2006. A portion of this increase was due to an increase in the stock-based compensation expense recognized under FASB 123(R) of $1,127,451. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Other financing expense. Other financing expense was $0 for the six months ended June 30, 2007, compared to $785,598 for the same period in 2006. This financing expense relates to the issuance in the first quarter of 2006 of warrants associated with the 2005 private offering and subsequent registration of common stock.

Interest expense (net of interest income). Net interest expense increased $985,140 to $1,080,403 for the six months ended June 30, 2007 when compared to the same period in 2006. The increase was due to higher average outstanding debt over the six months.

Income tax expense. Our effective tax rate was 37% during the six months ended June 30, 2006 and remained steady at 37% for the six months ended June 30, 2007.

Net income. Net income increased from $10,027,900 for the six months ended June 30, 2006 to $13,607,268 for the same period in 2007. The primary reasons for this increase include increased volumes as a result of the development of our properties, partially offset by lower crude oil prices between periods, higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

	Net Production Volume	Net Revenue
Texas Leases	488,906 BBLS	$26,646,843
Oklahoma Leases	18,843 BBLS	$1,099,042
New Mexico Leases	102,079 BBLS	$5,613,903

GAS

	Net Production Volume	Net Revenue
Texas Leases	424,226 MCF	$3,198,256
Oklahoma Leases	9,776 MCF	$53,020
New Mexico Leases	159,222 MCF	$1,304,157
Kansas Leases	79,880 MCF	$356,378

Significant Subsequent Events occurring after June 30, 2007:

Subsequent to June 30, 2007, the Company acquired an office building in Hobbs, New Mexico to serve as its primary field office for its Permian Basin properties. The building was purchased with a cash payment of $357,500.

Subsequent to June 30, 2007, the Company entered into an agreement for zero-cost collars on a portion of our oil production through December 2008. Under the collar agreements, we will receive the difference between an agreed upon average NYMEX WTI index price and a floor price if the index price is below the floor price.  We will pay the difference between the agreed upon contracted ceiling price and the index price only if the index price is above the contracted ceiling price.  No amounts are paid or received if the index price is between the contracted floor and ceiling prices.  We have designated these derivatives for hedge accounting treatment as cash flow hedges.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2007, the Company had cash on hand of $47,957,170, compared to $4,919,984 as of December 31, 2006. The Company had net cash provided by operating activities for the six months ended June 30, 2007 of $18,949,655, compared to $14,795,434 for the same period 2006. Other significant sources of cash inflow during the six months ended June 30, 2007 and 2006, were from issuances of common stock net of offering costs of $95,399,643 in 2007 and $29,858,463 in 2006, draw downs on the Company’s credit facility of $30,700,000 in 2007 and $11 ,000,000 in 2006 and proceeds from option exercises of $1,287,000 in 2007 and $640,000 in 2006 and proceeds from the sale of oil and gas properties of $1,915,640 in 2007. The most significant cash outflows during the six months ended June 30, 2007 and 2006 were capital expenditures of $55,061,822 in 2007 and $34,194,713 in 2006, purchases of building and equipment of $3,830,199 in 2007 and $704,379 in 2006 and repayment of notes payable $50,400,000 in 2007 and $11,000,000 in 2006.

Credit facility - In April 2006, the Company entered into an agreement that increased its credit facility to $15 0,000,000, with an increased borrowing base of $65,000,000. The interest rate was a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2%, and is payable monthly. Amounts borrowed under the revolving credit facility are due in May 2009. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense, maintain a current asset to current liability ratio of 1-to-1 and a requirement to maintain a maximum leverage ratio of no more than 2.5-to-1, calculated on a rolling four quarter basis

In June 2007, the Company entered into a new agreement that increased the borrowing base under its credit facility to $100,000,000, while leaving the credit facility at $150,000,000. Additionally, the interest rate was changed to be a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 1.75%. Additionally, the subordination of the loans from two officers was released. All other terms and conditions remained the same. As of June 30, 2007, the Company was in compliance with all covenants and no amount was outstanding under this credit facility.

Related party notes payable – Previously, two officers of the Company and Board of Directors had lent money to the Company in the form of notes payable in the amount of $400,000. During the six months ended June 30, 2007, the Company paid off the notes payable to the two officers along with any accrued interest.

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

               As of June 30, 2007, Arena did not use derivative commodity instruments or similar financial instruments to attempt to hedge commodity price risks associated with future oil and natural gas production. However, please see Note 2, Significant Subsequent Events occurring after June 30, 2007.

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: August 6, 2007	By: /s/ Lloyd Tim Rochford
Lloyd Tim Rochford
Chief Executive Officer

Dated: August 6, 2007	By: /s/ Phillip W. Terry
Phillip W. Terry
President

Dated: August 6, 2007	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer