Form 10-Q
period 2007-09-30
ARENA RESOURCES INC
filed 2007-11-08
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission File Number 001-31657

ARENA RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada	73-1596109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6555 S. Lewis Ave.
Tulsa, Oklahoma   74136
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

As of November 7, 2007, the Company had outstanding 34,136,646 shares of common stock ($0.001 par value).

Part I - Financial Information

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2007	December 31, 2006

ASSETS
Current Assets
Cash	$32,300,916	$4,919,984
Accounts receivable	14,262,988	6,702,677
Joint interest billing receivable	3,154,002	2,949,099
Prepaid expenses	253,090	102,585

Total Current Assets	49,970,996	14,674,345

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	253,421,876	171,708,200
Equipment	60,051	59,332
Drilling rigs	5,422,313	1,996,899
Office buildings and land	2,868,180	-
Office equipment	210,466	120,929

Total Property and Equipment	261,982,886	173,885,360
Less: Accumulated depreciation and amortization	(20,749,318)	(12,246,727)

Net Property and Equipment	241,233,568	161,638,633

Total Assets	$291,204,564	$176,312,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$9,491,288	$14,367,252
Accrued liabilities	903,083	628,618

Total Current Liabilities	10,394,371	14,995,870

Long-Term Liabilities
Notes payable	-	19,300,000
Notes payable to related parties	-	400,000
Fair value of oil derivatives	35,076	-
Asset retirement liability	2,584,515	2,250,332
Deferred income taxes	30,213,243	19,322,724

Total Long-Term Liabilities	32,832,834	41,273,056

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 34,136,646 shares and 29,337,574 shares outstanding, respectively	34,137	29,338
Additional paid-in capital	182,920,821	81,857,599
Options and warrants outstanding	4,749,327	2,872,988
Retained earnings	60,295,172	35,284,127
Accumulated other comprehensive loss	(22,098)	-

Total Stockholders' Equity	247,977,359	120,044,052

Total Liabilities and Stockholders' Equity	$291,204,564	$176,312,978

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Oil and Gas Revenues	$26,731,699	$18,192,860	$65,003,299	$43,263,323

Costs and Operating Expenses
Oil and gas production costs	2,969,674	1,455,453	7,946,155	4,124,281
Oil and gas production taxes	1,541,612	1,067,114	3,717,095	2,673,768
Depreciation, depletion and amortization	3,039,529	1,791,681	8,356,796	4,253,142
Accretion expense	46,414	41,755	135,177	104,697
General and administrative expense	1,472,855	1,154,243	4,507,220	2,626,659

Total Costs and Operating Expenses	9,070,084	5,510,246	24,662,443	13,782,547

Other Income (Expense)
Other financing expense	-	-	-	(785,598)
Interest income	481,387	154,977	633,451	240,415
Interest expense	(20,032)	(19,705)	(1,252,499)	(200,406)

Net Other Income (Expense)	461,355	135,272	(619,048)	(745,589)

Income Before Provision for Income Taxes	18,122,970	12,817,886	39,721,808	28,735,187

Provision for Deferred Income Taxes	(6,719,193)	(4,811,062)	(14,710,763)	(10,700,463)

Net Income	$11,403,777	$8,006,824	$25,011,045	$18,034,724

Basic Net Income Per Common Share	$0.33	$0.27	$0.80	$0.65
Diluted Net Income Per Common Share	0.32	0.26	0.76	0.61

Other Comprehensive Income
Unrealized loss on oil derivatives, net of tax	(22,098)	-	(22,098)	-

Total Other Comprehensive Income	$11,381,679	$8,006,824	$24,988,947	$18,034,724

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30,	2007	2006

Cash Flows From Operating Activities
Net income	$25,011,045	$18,034,724
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issued for financing expense	-	785,598
Depreciation, depletion and amortization	8,356,796	4,253,142
Provision for income taxes	14,710,763	10,700,463
Stock based compensation	2,476,823	656,919
Accretion of asset retirement obligation	135,177	104,697
Changes in assets and liabilities:
Accounts and joint interest receivable	(7,765,214)	(4,357,303)
Other changes in deferred income taxes	-	(320,058)
Prepaid expenses	(150,505)	(156,476)
Excess tax benefits from share-based payment arrangements	(3,807,266)	(1,851,813)
Accounts payable and accrued liabilities	(4,646,518)	2,410,618

Net Cash Provided by Operating Activities	34,321,101	30,260,511

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(83,235,525)	(61,556,302)
Proceeds from sale of oil and gas properties	1,915,640	-
Purchase of buildings, land & equipment	(6,383,851)	(717,818)

Net Cash Used in Investing Activities	(87,703,736)	(62,274,120)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net of offering costs	95,099,298	29,788,881
Proceeds from exercise of warrants	270,003	150,000
Proceeds from exercise of options	1,287,000	640,000
Excess tax benefits from share-based payment arrangements	3,807,266	1,851,813
Funds received and held for call options	-	1,272,093
Funds paid from funds held for call options	-	(1,265,912)
Proceeds from issuance of notes payable	30,700,000	11,000,000
Payment of notes payable	(50,400,000)	(11,000,000)

Net Cash Provided by Financing Activities	80,763,567	32,436,875

Net Increase in Cash	27,380,932	423,266

Cash at Beginning of Period	4,919,984	4,317,114

Cash at End of Period	$32,300,916	$4,740,380

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$329,986
Cash paid for interest	1,438,973	180,702

Non-Cash Investing and Financing Activities
Common stock issued for properties and equipment	$-	$3,507,872
Asset retirement obligation incurred in property development	270,357	189,326
Depreciation on drilling rig capitalized as part of oil and gas properties	149,766	-

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2006. The financial position and results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

As disclosed in Note 6, the Company completed a 2 for 1 stock split, in the form of a stock dividend. Accordingly, all share amounts throughout these financial statements have been retroactively restated to account for the split.

Nature of Operations – Arena Resources, Inc. (the “Company”) owns interests in oil and gas properties located in Oklahoma, Texas, Kansas and New Mexico. The Company is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas. In 2006, the Company formed two wholly owned subsidiaries, Arena Drilling Co. and ARD Production Company. Arena Drilling Co. was formed to oversee the operation of the Company’s drilling rigs that began operating in May 2006. ARD Production was formed to hold LZS Corporation, an acquisition the Company made in November 2006. The accompanying statements of operations and cash flows include the operations of the above subsidiaries from the date of acquisition/formation.

Fair Values of Financial Instruments — The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable and long-term debt approximate fair value because the underlying instruments are at interest rates which approximate current market rates. The carrying amounts reported for oil derivatives is calculated based upon the present value of estimated future gains or losses attributable to changes in the commodity futures prices hedged

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and nine months ended September 30, 2007 was $3,039,529 and $8,356,796, respectively, based on depletion at the rate of $7.40 per barrel of oil equivalent compared to $1,791,681 and $4,253,142, respectively, based on depletion at the rate of $5.76 per barrel of oil equivalent for the three and nine months ended September 30, 2006, respectively. These amounts include $9,369 and $59,475 for the three months ended September 30, 2007 and 2006, respectively and $26,501 and $107,826 of depreciation on equipment during the nine months ended September 30, 2007 and 2006, respectively.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Concentration of Credit Risk and Major Customer – The Company has cash in excess of federally insured limits at September 30, 2007. During the three and nine months ended September 30, 2007, sales to two customers represented 84% and 11% of oil and gas revenues, respectively. At September 30, 2007, these customers made up 90% and 6% of accounts receivable, respectively.

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to United States GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 allows entities to measure eligible items at fair value at specified election dates, with resulting changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”).  Due to diversity in practice among registrants, SAB 108 expressed SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary.  SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged.  The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a material impact on the Company’s financial condition, results of operations, or cash flows. Any interest assessed by the taxing authorities would be included in “Interest expense” and penalties related to income taxes would be included in “Other expense” on the accompanying Consolidated Statements of Operations. The Company has not recognized any interest or penalties for the three or nine months ended September 30, 2007.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 2 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net Income	$11,403,777	$8,006,824	$25,011,045	$18,034,724

Basic Weighted-Average Common Shares Outstanding	34,068,128	29,251,578	31,368,107	27,731,056
Effect of dilutive securities
Warrants	317,605	469,084	334,525	512,804
Stock options	1,198,505	1,438,822	1,265,482	1,411,218

Diluted Weighted-Average Common Shares Outstanding	35,584,238	31,159,484	32,968,114	29,655,078

Basic Income Per Common Share
Net income	0.33	0.27	0.80	0.65

Diluted Income Per Common Share
Net Income	0.32	0.26	0.76	0.61

For the three and nine months ended September 30, 2007, 200,000 and 900,000 stock options, respectively, were not included in the computation of diluted income per share as their effects are anti-dilutive.

NOTE 3 – PROPERTY AND EQUIPMENT

Acquisition of Oil and Gas Properties — In September 2007, the Company acquired an 100% working interest in three leases, McClay Federal, Federal E and Federal F leases, located in Eddy County, New Mexico. The McClay Federal lease is split into two tracts, so the Company has four net revenue interests associated with these leases, ranging from 63% to 78.13%. The acquisition was effective September 1, 2007. Total consideration provided was a cash payment of $330,000.

In September 2007, the Company acquired a 95.31% working interest, 66.87% net revenue interest, in the Miles lease in Andrews County, Texas. The effective date of this acquisition was September 1, 2007. Total consideration provided was a cash payment of $216,327.

Divestiture of Oil and Gas Properties — In June 2007, the Company entered into an agreement to sell the working interest and related rights in the West San Andres property, which the Company had acquired for $500,000 in October 2003. Total proceeds to the Company from the sale of this property were $1,915,000, net of related costs of the sale. Under the full cost method of accounting, the proceeds were offset against oil and gas properties subject to amortization.

Acquisition of drilling rig — In April 2007, the Company contracted for the construction of a second company owned drilling rig, to be operated by the wholly owned subsidiary, Arena Drilling Company. As of September 30, 2007, the Company had paid approximately $3,425,000 for the rig. It is anticipated that the rig will be operational in November 2007. The Company will not begin to depreciate this drilling rig until it is in operation.

Acquisition of office buildings — In March 2007, the Company acquired an office building, land and adjoining parcel of real estate in Tulsa, Oklahoma to serve as its executive offices. The building was purchased with a cash payment of $1,900,000. As of September 30, 2007, the building was being renovated. Subsequent to September 30, 2007 the Company began occupying the building.

In July 2007, the Company acquired an office building in Hobbs, New Mexico to serve as its primary field office for its Permian Basin properties. The building was purchased with a cash payment of $357,500. As of September 30, 2007 the building was being renovated. The Company anticipates occupying the Hobbs building in November 2007.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

The Company will not begin to depreciate these buildings until they are occupied and in use.

NOTE 4 – NOTES PAYABLE

Credit facility — In June 2007, the Company entered into a new agreement that increased the borrowing base under its credit facility to $100,000,000, while leaving the credit facility at $150,000,000. Additionally, the interest rate was changed to be a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 1.75%. Additionally, the subordination of the loans from two officers was released. All other terms and conditions remained the same. As of September 30, 2007, the Company was in compliance with all covenants and no amount was outstanding under this credit facility.

Related party notes payable – Previously, two officers and members of the Board of Directors of the Company loaned money to the Company, evidenced by notes payable in the amount of $400,000. During the nine months ended September 30, 2007, the Company paid all principal and interest owed under the notes payable.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the nine months ended September 30, 2007 is as follows:

Balance, January 1, 2007	$2,250,332
Liabilities incurred	270,357
Accretion expense	135,177
Deletions related to property divestitures	(26,332)
Liabilities settled	(45,019)

Balance, September 30, 2007	$2,584,515

NOTE 6 — STOCKHOLDERS’ EQUITY

Warrants exercised – During the nine months ended September 30, 2007, the Company issued 54,952 shares of common stock from the exercise of warrants for proceeds of $270,003. Of these warrants, 20,000 had an exercise price of $4.50 per share and 34,952 had an exercise price of $5.15 per share. Additionally, during the nine months ended September 30, 2007, the Company issued 134,120 shares of common stock in a cashless exercise of 150,000 warrants with an exercise price of $3.745 per share.

Common Stock Issued in Offerings – In June 2007, the Company issued 4,100,000 shares of common stock, valued at $100,450,000, or $24.50 per share, in a private placement. Proceeds from the offering totaled $95.1 million, net of offering costs paid as of September 30, 2007.

Common Stock Issued in Stock Split – In September 2007, the Company’s Board of Directors authorized a 2 for 1 stock split. The split was effective to shareholders of record at the close of business on October 15, 2007. The split was in the form of a stock dividend, with one additional share distributed for every share held. The additional shares were distributed on October 26, 2007 and the Company’s stock began trading at its post-split price on October 29, 2007. Accordingly, all amounts of common stock have been retroactively restated throughout these financial statements to give effect to the 2 for 1 stock split.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 7 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for stock based awards during the three and nine months ended September 30, 2007 was $956,072 and $2,476,823, respectively, as compared to $263,619 and $656,919 for the three and nine months ended September 30, 2006, respectively, and is included in general and administrative expense in the accompanying financial statements.

In January and May 2007, the Company granted nonqualified stock options to directors and employees to purchase 900,000 shares of common stock, with options for 100,000 shares having an exercise price of $18.68 per share, options for 600,000 shares having an exercise price of $19.23 per share and options for 200,000 shares having an exercise price of $23.42 per share. The options vest at the rate of 20% each year over five years beginning one year from the date granted. A summary of the status of the stock options as of September 30, 2007 and changes during the nine months ended September 30, 2007 is as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2006	2,610,000	$2.90
Issued	900,000	20.10
Forfeited	(115,000)	3.35
Exercised	(510,000)	2.53

Outstanding at September 30, 2007	2,885,000	8.69

Exercisable at September 30, 2007	1,090,000	$2.58

Weighted average fair value of options granted during the period ended September 30, 2007		$9.17

The following are the weighted-average assumptions used for options granted during the nine months ended September 30, 2007:

2007

Risk free interest rate	4.73%
Expected life	5 years
Dividend yield	-
Volatility	44.74%

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

The 510,000 options exercised during the nine months ended September 30, 2007 had an intrinsic value of $10,329,700. Associated with the exercise of stock options, the Company received a tax benefit of $3,807,266 during the nine months ended September 30, 2007. The tax benefit is recorded as an increase in additional paid in capital.

As of September 30, 2007, there was approximately $5,826,528 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 4.25 years. The aggregate intrinsic value of options expected to vest at September 30, 2007 was $61,095,320. The aggregate intrinsic value of options exercisable at September 30, 2007 was $32,893,000. The intrinsic value is based on a September 28, 2007 closing price of the Company’s common stock of $32.75.

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

NOTE 9 – DERIVATIVE INSTRUMENTS

During the nine months ended the Company entered into a derivative contract in order to manage the commodity price risk for a portion of production. The Company’s current derivative contract is a costless collar. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar position as of September 30, 2007.

Commodity	Period	Volume	Floor	Ceiling
WTI Crude Oil	August 2007 - December 2008	458,000	$ 65.00	$ 80.50

The change in fair value of the oil hedging contract in place at September 30, 2007, resulted in a net liability of $35,076. The after tax impact of the change in the fair value of the hedge of $22,098 is reflected in other comprehensive income. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value from ineffectiveness is recognized currently in unrealized derivative gain or loss in the consolidated statements of operations.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 10 — SUBSEQUENT EVENTS

Subsequent to September 30, 2007, the Company acquired a 100% working interest in the Red Lake Unit in Eddy County, New Mexico. The acquisition was effective October 1, 2007. Total consideration provided was a cash payment of $800,000.

Subsequent to September 30, 2007, the Company acquired a 100% working interest in three leases, the Cal Mon 1, Cal Mon 2 and Welch, in Eddy County, New Mexico. The acquisition was effective October 1, 2007. Total consideration provided was a cash payment of $259,000.

Subsequent to September 30, 2007, the Company acquired a 100% working interest, 75% net revenue interest in 18 individual leases in Andrews County, Texas. The acquisition was effective October 24, 2007. Total consideration provided consisted of cash payments totaling $1,316,088.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended September 30, 2007

Oil and natural gas sales. For the three months ended September 30, 2007, oil and natural gas sales revenue increased $8,538,839 to $26,731,699, compared to $18,192,860 for the same period during 2006. Oil sales increased $7,674,328 and natural gas sales increased $864,511. The increases were primarily the result of our increased volumes due to our development throughout 2006 and 2007. For the three months ended September 30, 2007, oil sales volume increased 88,033 barrels to 344,399 barrels, compared to 256,366 barrels for the same period in 2006. The average realized per barrel oil price increased 9% from $63.91 for the three months ended September 30, 2006 to $69.78 for the three months ended September 30, 2007. For the three months ended September 30, 2007, gas sales volume increased 74,617 thousand cubic feet (MCF) to 351,498 MCF, compared to 276,881 MCF for the same period in 2006. The average realized natural gas price per MCF increased 18% from $6.53 for the three months ended September 30, 2006 to $7.68 for the three months ended September 30, 2007.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $1,455,453 or $4.81 per barrel of oil equivalent (BOE) for the three months ended September 30, 2006 to $2,969,674 or $7.37 per BOE for the three months ended September 30, 2007. The increase in total LOE was due to our development projects throughout 2006 and 2007. The increase in the per BOE amounts is a result of rising rates for labor and services.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 6% during the three months ended September 30, 2006 and remained steady at 6% for the three months ended September 30, 2007. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $1,247,848 to $3,039,529 for the three months ended September 30, 2007, compared to the same period in 2006. The increase was primarily a result of an increase in volume and in the average depletion rate from $5.76 per BOE during the three months ended September 30, 2006 to $7.40 per BOE during the three months ended September 30, 2007. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $318,612 to $1,472,855 for the three months ended September 30, 2007, compared to the same period in 2006. This increase was primarily due to an increase in the stock-based compensation expense recognized under FASB 123(R) of $692,453. Other general and administrative items increased during the three months ended September 30, 2007 as a result of increases in compensation expense associated with an increase in personnel required to administer our growth. However, during the three months ended September 30, 2006 the Company paid costs that it did not incur during the three months ended September 30, 2007, including a payment of $150,000 to the New York Stock Exchange for the initial listing fee.

Interest income. Interest income increased $326,410 to $481,387 for the three months ended September 30, 2007, compared to $154,977 for the same period in 2006. The increase was due to a higher average cash balances over the full quarter.

Interest expense. Interest expense increased $327 to $20,032 for the three months ended September 30, 2007, compared to $19,705 for the same period in 2006. This increase was due to a larger non-usage fee as a result of having an increased credit facility.

Income tax expense. Our effective tax rate was 38% during the three months ended September 30, 2006 and decreased to 37% for the three months ended September 30, 2007.

Net income. Net income increased from $8,006,824 for the three months ended September 30, 2006 to $11,403,777 for the same period in 2007. The primary reasons for this increase include increased volumes as a result of the development of our properties, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Results of Operations – For the Nine Months Ended September 30, 2007

Oil and natural gas sales. For the nine months ended September 30, 2007, oil and natural gas sales revenue increased $21,739,976 to $65,003,299, compared to $43,263,323 for the same period during 2006. Oil sales increased $18,295,532 and natural gas sales increased $3,444,444. The increases were primarily the result of our increased volumes due to our development throughout 2006 and 2007. For the nine months ended September 30, 2007, oil sales volume increased 322,773 barrels to 954,228 barrels, compared to 631,455 barrels for the same period in 2006. The average realized per barrel oil price decreased 3% from $61.91 for the nine months ended September 30, 2006 to $60.16 for the nine months ended September 30, 2007. For the nine months ended September 30, 2007, gas sales volume increased 406,857 MCF to 1,024,602 MCF, compared to 617,745 MCF for the same period in 2006. The average realized natural gas price per MCF increased 10% from $6.75 for the nine months ended September 30, 2006 to $7.43 for the nine months ended September 30, 2007.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $4,124,281 or $5.62 per BOE for the nine months ended September 30, 2006 to $7,946,155 or $7.06 per BOE for the nine months ended September 30, 2007. The increase in total LOE was due to our development projects throughout 2006 and 2007. The increase in the per BOE amounts is a result of rising rates for labor and services and additional costs for repairs as a result of weather and other factors.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 6% during the nine months ended September 30, 2006 and remained steady at 6% for the nine months ended September 30, 2007. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $4,103,654 to $8,356,796 for the nine months ended September 30, 2007, compared to the same period in 2006. The increase was primarily a result of an increase in volume and in the average depletion rate from $5.76 per BOE during the nine months ended September 30, 2006 to $7.40 per BOE during the nine months ended September 30, 2007. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $1,880,561 to $4,507,220 for the nine months ended September 30, 2007, compared to the same period in 2006. A portion of this increase was due to an increase in the stock-based compensation expense recognized under FASB 123(R) of $1,819,904. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and was offset by not incurring certain costs that were incurred last year, including a payment of $150,000 to the New York Stock Exchange as an initial listing fee.

Other financing expense. Other financing expense was $0 for the nine months ended September 30, 2007, compared to $785,598 for the same period in 2006. This financing expense relates to the issuance in the first quarter of 2006 of warrants associated with the 2005 private offering and subsequent registration of common stock.

Interest income. Interest income increased $393,036 to $633,451 for the nine months ended September 30, 2007, compared to $240,415 for the same period in 2006. The increase was due to higher average cash balances over the full nine months.

Interest expense. Interest expense increased $1,052,093 to $1,252,499 for the nine months ended September 30, 2007, compared to $200,406 for the same period in 2006. The increase was due to higher average outstanding debt over the nine months.

Income tax expense. Our effective tax rate was 37% during the nine months ended September 30, 2006 and remained steady at 37% for the nine months ended September 30, 2007.

Net income. Net income increased from $18,034,724 for the nine months ended September 30, 2006 to $25,011,045 for the same period in 2007. The primary reasons for this increase include increased volumes as a result of the development of our properties, partially offset by slightly lower crude oil prices between periods, higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

	Net Production Volume		Net Revenue
Texas Leases	773,991	BBLS	$48,562,279
Oklahoma Leases	30,649	BBLS	$1,964,008
New Mexico Leases	149,588	BBLS	$6,865,001

GAS

	Net Production Volume		Net Revenue
Texas Leases	652,116	MCF	$5,017,558
Oklahoma Leases	14,604	MCF	$77,108
New Mexico Leases	239,403	MCF	$2,002,293
Kansas Leases	118,479	MCF	$515,052

Significant Subsequent Events occurring after September 30, 2007:

Subsequent to September 30, 2007, the Company acquired a 100% working interest in the Red Lake Unit in Eddy County, New Mexico. The acquisition was effective October 1, 2007. Total consideration provided was a cash payment of $800,000.

Subsequent to September 30, 2007, the Company acquired a 100% working interest in three leases, the Cal Mon 1, Cal Mon 2 and Welch, in Eddy County, New Mexico. The acquisition was effective October 1, 2007. Total consideration provided was a cash payment of $259,000.

Subsequent to September 30, 2007, the Company acquired a 100% working interest, 75% net revenue interest in 18 individual leases in Andrews County, Texas. The acquisition was effective October 24, 2007. Total consideration provided consisted of cash payments totaling $1,316,088.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2007, the Company had cash on hand of $32,300,916, compared to $4,919,984 as of December 31, 2006. The Company had net cash provided by operating activities for the nine months ended September 30, 2007 of $34,321,101, compared to $30,260,511 for the same period 2006. Other significant sources of cash inflow during the nine months ended September 30, 2007 and 2006, were from issuances of common stock net of offering costs of $95,099,298 in 2007 and $29,788,881 in 2006, draw downs on the Company’s credit facility of $30,700,000 in 2007 and $11,000,000 in 2006, proceeds from option exercises of $1,287,000 in 2007 and $640,000 in 2006 and proceeds from the sale of oil and gas properties of $1,915,640 in 2007. The most significant cash outflows during the nine months ended September 30, 2007 and 2006 were capital expenditures of $83,235,525 in 2007 and $61,556,302 in 2006, purchases of building and equipment of $6,381,851 in 2007 and $717,818 in 2006 and repayment of notes payable $50,400,000 in 2007 and $11,000,000 in 2006.

Credit facility — In April 2006, the Company entered into an agreement that increased its credit facility to $150,000,000, with an increased borrowing base of $65,000,000. The interest rate was a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2%, and is payable monthly. Amounts borrowed under the revolving credit facility are due in May 2009. The revolving credit facility is secured by the Company’s principal mineral interests. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense, maintain a current asset to current liability ratio of 1-to-1 and a requirement to maintain a maximum leverage ratio of no more than 2.5-to-1, calculated on a rolling four quarter basis

In June 2007, the Company entered into a new agreement that increased the borrowing base under its credit facility to $100,000,000, while leaving the credit facility at $150,000,000. Additionally, the interest rate was changed to be a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 1.75%. Additionally, the subordination of the loans from two officers was released. All other terms and conditions remained the same. As of September 30, 2007, the Company was in compliance with all covenants and no amount was outstanding under this credit facility.

Related party notes payable – Previously, two officers and members of the Board of Directors of the Company loaned money to the Company, evidenced by notes payable in the amount of $400,000. During the nine months ended September 30, 2007, the Company paid all principal and interest owed under the notes payable.

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

               During the nine months ended the Company entered into a derivative contract in order to manage the commodity price risk for a portion of production. The Company’s current derivative contract is a costless collar. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar position as of September 30, 2007.

Commodity	Period	Volume	Floor	Ceiling
WTI Crude Oil	August 2007 - December 2008	458,000	$ 65.00	$ 80.50

               The change in fair value of the oil hedging contract in place at September 30, 2007, resulted in a net liability of $35,076. The after tax impact of the change in the fair value of the hedge of $22,098 is reflected in other comprehensive income. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value from ineffectiveness is recognized currently in unrealized derivative gain or loss in the consolidated statements of operations.

               Additionally, to the extent we hedge our commodity price exposure, we will forego the benefits we would have otherwise experienced if commodity prices were to change in our favor.

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: November 8, 2007	By: /s/ Lloyd Tim Rochford
Lloyd Tim Rochford
Chief Executive Officer

Dated: November 8, 2007	By: /s/ Phillip W. Terry
Phillip W. Terry
President

Dated: November 8, 2007	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer