Form 10-K
period 2007-12-31
ARENA RESOURCES INC
filed 2008-03-12
CIK 1123871

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
Or
|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

_________________

Commission file number 001-31657

_________________

Arena Resources, Inc.
(Exact name of registrant as specified in its charter)

Nevada	73-1596109
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6555 South Lewis Avenue Tulsa, Oklahoma	74136
(Address of principal executive offices)	(Zip Code)

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
Yes |X|  No |_|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes |_|  No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large accelerated filer |X|	Accelerated filer |_|	Non-accelerated filer |_|

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). Yes |_|  No |X|

As of June 30, 2007, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price of $29.06 per share, was approximately $919,434,861.

As of March 7, 2008, the issuer had outstanding 35,098,779 shares of common stock ($0.001 par value).

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

General

               Arena Resources, Inc. was incorporated in Nevada on August 31, 2000. Our principal executive offices are located at 6555 South Lewis Avenue, Tulsa, Oklahoma 74136, and our telephone number is (918) 747-6060. Our Internet website can be found at www.arenaresourcesinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 will be available through our Internet website as soon as reasonably practical after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

               We are engaged in oil and natural gas acquisition, exploration, development and production, with activities currently in Oklahoma, Texas, New Mexico and Kansas. Our focus will be on developing our existing properties, while continuing to pursue acquisitions of oil and gas properties with upside potential.

Business Development

               Since our inception in August 2000 through 2004, we have built our asset base and achieved growth primarily through property acquisitions. Beginning in 2005, while we have continued to grow through acquisitions, we have shifted our focus to growth through development or our existing properties. From our inception through December 31, 2007, we have increased our proved reserves to approximately 55.4 million Boe (barrel of oil equivalent). As of December 31, 2007, our estimated proved reserves had a pre-tax PV10 (present value of future net revenues before income taxes discounted at 10%) of approximately $1.98 billion and a Standardized Measure of Discounted Future Net Cash Flows of approximately $1.28 billion. The difference between these two amounts is the effect of income taxes. The Company presents the pre-tax PV-10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and gas exploration and production companies. We spent approximately $302.8 million on acquisitions and capital projects during 2005, 2006 and 2007.

               We have a portfolio of oil and natural gas reserves, with approximately 86% of our proved reserves consisting of oil and approximately 14% consisting of natural gas. Of those reserves approximately 26% of our proved reserves are classified as proved developed producing, or “PDP,” approximately 6% of our proved reserves are classified as proved developed non-producing, or “PDNP,” approximately 4% are classified as proved developed behind pipe “PDBP,” and approximately 64% are classified as proved undeveloped, or “PUD.”

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

Major Customers

               We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For fiscal year 2007, sales to two customers, Navajo Refining Company and DCP Midstream, LP, represented 83% and 11% of oil and gas revenues. At December 31, 2007, these customers represented 85% and 7% of our accounts receivable. However, we believe that the loss of these customers would not materially impact our business, because we could readily find other purchasers for our oil and gas as produced.

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

Current Employees

               As of December 31, 2007, we had 86 full-time employees, including 38 employed by Arena Drilling Company, a wholly owned subsidiary. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

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

               Because a substantial percentage of our proven properties are proved undeveloped (approximately 64%), proved developed non-producing (approximately 6%) or proved developed behind-pipe (approximately 4%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

               While our current business plan is to fund the development costs with cash flow from our other producing properties, if such cash flow is not sufficient we may be forced to seek alternative sources for cash, through the issuance of additional equity or debt securities, increased borrowings or other means.

Approximately 30% of our proven reserves depend upon secondary recovery techniques to establish production.

               Approximately thirty percent (30%) of our reserves for the year ended December 31, 2007 are associated with secondary recovery projects that are either in the initial stage of implementation or are scheduled for implementation. We anticipate that secondary recovery will be attempted by the use of waterflood of these reserves, and the exact project initiation dates and, by the very nature of waterflood operations, the exact completion dates of such projects, are uncertain. In addition, the reserves associated with these secondary recovery projects, as with any reserves, are estimates only, as the success of any development project, including these waterflood projects, cannot be ascertained in advance. If we are not successful in developing a significant portion of our reserves associated with secondary recovery methods, it could have a negative impact on our earnings and our stock price.

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

               Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled, to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (64%) of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

               We have a $150 million credit facility in place with a current borrowing base of $100 million. As of December 31, 2007, we had $35,000,000 outstanding on our credit facility. If in the future we further utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:

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

Risks Relating to Our Common Stock

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

General Background

               Since our inception in August 2000 through 2004, we have built our asset base and achieved growth primarily through property acquisitions. Beginning in 2005, while we have continued to grow through acquisitions, we have shifted our focus to growth through development or our existing properties. From our inception through December 31, 2007, our proved reserves have grown to 55,425,711 Boe, at an average acquisition/drilling cost of $5.78 per Boe. Many properties contain both oil and gas reserves. In those cases, the oil and gas reserves and the volume of oil and gas produced are converted to a common unit of measure on the basis of their approximate relative energy content. The common unit which we use is “Barrels of oil equivalent” or “Boe.” Acquisition and drilling costs “per Boe” is calculated by dividing the net capitalized costs ($320,157,449), computed in accordance with applicable accounting standards, as shown under “Capitalized Costs Relating to Oil and Gas Producing Activities” under Supplemental Information on Oil and Gas Producing Activities, by our reserves in Boe (55,425,711).

               As of December 31, 2007, our estimated proved reserves had a pre-tax PV10 value of approximately $1.98 billion and a Standardized Measure of Discounted Future Cash Flows of approximately $1.28 billion, approximately 72% of which relate to our properties in Texas, approximately 23% of which relate to our properties located in New Mexico, approximately 5% relate to our properties in Oklahoma and less than 1% relate to our properties in Kansas. We spent approximately $302.8 million on capital projects during 2005, 2006 and 2007. We expect to further develop these properties through additional drilling. Our capital budget for 2008 is approximately $218 million for development of existing properties. Although our focus will be on development of our existing properties, we also intend to continue seeking acquisition opportunities which compliment our current portfolio. We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while potential drawings on our credit facility and proceeds from future equity transactions would also be available for development projects or future acquisitions.

               The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2007.

Geographic Area	Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value	Standardized Measure of Discounted Future Net Cash Flows

New Mexico	10,823,296	7,880,974	12,136,792	$447,118,028	$286,156,174
Texas	33,614,504	37,516,042	39,867,173	1,430,532,017	923,149,761
Oklahoma	2,975,422	220,454	3,012,164	101,542,849	64,576,577
Kansas	-	2,457,492	409,582	2,364,242	2,283,842

Total	47,413,222	48,074,962	55,425,711	$1,981,557,136	$1,276,166,354

Proved Reserves

               Our 55,425,711 Boe of proved reserves, which consist of approximately 86% oil and 14% natural gas, are summarized below as of December 31, 2007, on a net pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

               As of December 31, 2007, our Texas proved reserves had a net pre-tax PV10 value of $1.43 billion and Standardized Measure of Discounted Future Net Cash Flows of $923.15 million, our proved reserves in New Mexico had a net pre-tax PV10 value of $447.12 million and Standardized Measure of Discounted Future Net Cash Flows of $286.16 million, our proved reserves in Oklahoma had a net pre-tax PV10 value of $101.54 million and a Standardized Measure of Discounted Future Net Cash Flows of $64.58 million and our proved reserves in Kansas had a net pre-tax PV10 value of $2.36 million and a Standardized Measure of Discounted Future Net Cash Flows of $2.28 million.

               As of December 31, 2007, approximately 26% of the proved reserves have been classified as proved developed producing, or “PDP”. Proved developed non-producing, or “PDNP” reserves constitute approximately 6%, proved developed behind-pipe “PDBP” reserves constitute approximately 4% and proved undeveloped, or “PUD”, reserves constitute approximately 64%, of the proved reserves as of December 31, 2007.

               Approximately thirty percent (30%) of our reserves for the year ended December 31, 2007 are associated with secondary recovery projects that are either in the initial stage of implementation or are scheduled for implementation. We anticipate that secondary recovery will be attempted by the use of waterflood of these reserves, and the exact project initiation dates and, by the very nature of waterflood operations, the exact completion dates of such projects are uncertain.

               Total proved reserves had a net pre-tax PV10 value as of December 31, 2007 of approximately $1.98 billion and a Standardized Measure of Discounted Future Net Cash Flows of approximately $1.28 billion, 22.5% or $444.9 million and $287.2 million, respectively, of which is associated with the PDP reserves. An additional $116.9 million and $75.1 million, respectively, is associated with the PDNP reserves and $25.2 million and $16.3 million, respectively, is associated with PDBP reserves ($587.1 million and $378.5 million, respectively, for total proved developed reserves, or 29.6% of total proved reserves’ pre-tax PV10 value). The remaining $1.39 billion and $897.6 million, respectively, is associated with PUD reserves.

               Our proved reserves as of December 31, 2007 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows	Future Capital Expenditures (In thousands)
New Mexico:
PDP	2,862,232	3,974,819	3,524,702	6%	$91,973	$58,863	$-
PDNP	2,070,290	2,198,219	2,436,660	4%	80,875	51,760	4,519
PUD	5,890,774	1,707,936	6,175,430	11%	274,270	175,533	29,729

Total Proved:	10,823,296	7,880,974	12,136,792	21%	$447,118	$286,156	$34,248

Texas:
PDP	8,941,340	7,882,171	10,255,035	19%	$338,630	$218,524	$-
PDNP	652,879	477,475	732,458	1%	35,710	23,044	11,500
PDBP	-	13,701,830	2,283,638	4%	25,189	16,255	4,140
PUD	24,020,285	15,454,566	26,596,042	48%	1,031,002	665,326	264,396

Total Proved:	33,614,504	37,516,042	39,867,173	72%	$1,430,531	$923,149	$280,036

Oklahoma:
PDP	425,053	91,249	440,261	1%	$12,269	$7,803	$-
PUD	2,550,369	129,205	2,571,903	5%	89,274	56,774	7,195

Total Proved:	2,975,422	220,454	3,012,164	6%	$101,543	$64,577	$7,195

Kansas:
PDP	-	1,977,114	329,519	1%	$2,060	$1,989	$-
PDNP	-	480,378	80,063	0%	305	295	7

Total Proved:	-	2,457,492	409,582	1%	$2,365	$2,284	$7

Total:
PDP	12,228,625	13,925,353	14,549,517	26%	$444,932	$287,179	$-
PDNP	2,723,169	3,156,072	3,249,181	6%	116,890	75,099	16,026
PDBP	-	13,701,830	2,283,638	4%	25,189	16,255	4,140
PUD	32,461,428	17,291,707	35,343,375	64%	1,394,546	897,633	301,320

Total Proved:	47,413,222	48,074,962	55,425,711	100%	$1,981,557	$1,276,166	$321,486

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

               The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs

2008	11,957,045	7,501,052	13,207,220	$171,425,149
2009	8,820,906	4,414,309	9,556,624	96,174,391
2010	5,604,096	2,419,775	6,007,392	33,719,988
2011	3,759,868	1,756,026	4,052,539	-
2012	2,319,511	1,200,545	2,519,602	-

	32,461,426	17,291,707	35,343,377	$301,319,528

Production

               Our estimated average daily production for the month of December, 2007, is summarized below. These tables indicate the percentage of our estimated December 2007 average daily production of 5,565 Boe/d attributable to each state and to oil versus natural gas production.

State	Average Daily Production	Oil	Natural Gas
Texas	83.33%	74.03%	9.30%
New Mexico	12.70%	10.49%	2.21%
Oklahoma	2.56%	2.43%	0.13%
Kansas	1.41%	0.00%	1.41%

Total	100%	86.95%	13.05%

Summary of Oil and Natural Gas Properties and Projects

               Significant New Mexico Operations

               East Hobbs San Andres Unit – Lea County, New Mexico. In May, 2004 we acquired an 82.24% working interest and a 67.6% net revenue interest in this lease. The property has been in continuous production since that time. “Net revenue interest” is the owner’s percentage share of the monthly income realized from the sale of a well’s produced oil and gas. The net revenue interest is a lesser number as compared to the working interest, due to the mineral owner royalty and other overriding royalties on the well. The lease contains approximately 920 acres, all held by production, on which there are 33 producing wells. We believe the property can support several additional wells with two wells included in our estimate of PUD in this report. We believe the property also has additional potential through waterflooding. A waterflood operation is a method of secondary recovery in which water is injected into the reservoir formation to displace residual oil. The water from injection wells physically sweeps the displaced oil to adjacent production wells. These estimates are included in our estimates of PUD potential.

               Seven Rivers Queen Unit – Lea County, New Mexico. In May, 2003 we acquired a 71.11% working interest and a 56.91% net revenue interest in this mature waterflood property. The property consists of 2,240 acres, all held by production. The property has 63 producing wells. We believe the property has remaining potential from waterflood expansion and modification which we plan to implement in 2008.

               Humphrey Queen Unit – Lea County, New Mexico. We acquired a 100% working interest and a 75.083% net revenue interest in this mature waterflood in December, 2007. The property contains five producing wells and approximately 761 acres, all held by production. We believe the property can support activities to return idle wells to production and to drill one additional PUD well, which is included in our reserve estimates.

               Langlie Mattix Queen Unit – Lea County, New Mexico. We acquired a 100% working interest and a 75.086% net revenue interest in this mature waterflood property in December, 2007. The property has 14 producing wells on approximately 1,040 acres, all held by production. We believe the property can support activity to return idle wells to production and to drill one additional PUD well, which is included in our reserve estimates.

               South Leonard Queen Unit – Lea County, New Mexico. We acquired a 100% working interest and a 75.089% net revenue interest in this mature waterflood in December, 2007. The property contains 26 producing wells on approximately 680 acres with all of the acreage being held by production. We believe the property has additional potential in the form of returning idle wells to production and drilling 4 PUD wells. This activity is included in our reserve estimate.

               North Benson Queen Unit – Eddy County, New Mexico. We acquired a 100% working interest and a 69.4383% net revenue interest in this mature waterflood property in October, 2003. The property has 26 producing wells and contains approximately 1,800 acres, all held by production. We have reactivated the waterflood by constructing a new water supply system, building new injection facilities, and returning previously idle water injection wells to service. We think the property can support a number of additional wells, 23 of which are included as PUD in our reserve estimate. The PUD wells will be drilled in 2008 and 2009.

               Red Lake Unit – Eddy County, New Mexico. In October, 2007 we acquired a 100% working interest and an 80.56% net revenue interest in this property. The lease has 12 producing wells on approximately 1,090 acres, all held by production. We believe the property has additional potential in returning idle wells to production and 3 PUD wells. This potential is included in our reserve estimate.

               Significant Texas Operations

               Fuhrman Mascho leases – Andrews County, Texas. In December 2004 we acquired a 100% working interest and a 75% net revenue interest in these leases. Throughout 2005, 2006 and 2007 we acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Fuhrman Mascho leases. The working interests range from 20-100% and the net revenue interests range from 16-80%. In total, we now own 22,066 acres, with 18,200 acres developed and held by production and the remaining 3,866 acres being undeveloped. We believe the Fuhrman Mascho leases contain considerable remaining potential for San Andres zone PUD drilling. Our reserve estimate includes PUD wells with 220 wells scheduled to be drilled in 2008. The Fuhrman Mascho leases also contain potential for Yates zone gas development. Our reserve estimates includes such potential and includes development expenditures for 2008.

               Y6 lease – Fisher County, Texas. We acquired a 100% working interest and an 80% net revenue interest in this partially developed waterflood property in June, 2001. There are 11 producing wells on approximately 1,697 acres, which is held by production. We believe the property has potential in the form of three PUD wells and the expansion of the waterflood across the lease. Our reserve estimate includes this potential.

               Significant Oklahoma Operations

               Ona Morrow Sand Unit – Cimarron and Texas Counties, Oklahoma. We acquired a 100% working interest and an 81.32% net revenue interest in this waterflood property in June, 2001. There are nine producing wells on approximately 2,120 acres, which is held by production. We believe the property can support two additional PUD wells, which are included in our estimate of PUD.

               Eva South Morrow Sand Unit – Texas County, Oklahoma. We purchased a 100% working interest and an 85.41% net revenue interest in this waterflood property in July, 2002. The lease has eight producing wells on approximately 489 acres, which is held by production. We believe this property can support two additional wells which are included in our estimate of PUD.

               Midwell, Appleby, Smaltz, and Hanes Leases – Cimarron County, Oklahoma. We acquired a 100% working interest and an 80% net revenue interest in these leases in September, 2002. The leases contain 11 wells on approximately 2,280 acres, which is held by production. We believe the leases contain PUD potential from waterflood operations which are included in our estimate of PUD. Waterflood operations will be implemented in 2008.

Acreage

               The following table summarizes gross and net developed and undeveloped acreage at December 31, 2007 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage

	Gross	Net	Gross	Net	Gross	Net

New Mexico	9,050	6,413	-	-	9,050	6,413

Texas	23,027	17,391	3,866	2,900	26,893	20,291

Oklahoma	5,529	4,122	-	-	5,529	4,122

Kansas	13,040	10,432	15,787	8,345	28,827	18,777

Total	50,646	38,358	19,653	11,245	70,299	49,603

Production History

               The following table presents the historical information about our produced natural gas and oil volumes.

	Year Ended December 31,
	2005	2006	2007

Oil production (Bbls)	441,995	900,614	1,316,025
Natural gas production (Mcf)	398,611	989,991	1,503,612
Total production (Boe)	508,430	1,065,613	1,566,627
Daily production (Boe/d)	1,393	2,919	4,292
Average sales price:
Oil (per Bbl)	$52.41	$59.26	$66.82
Natural gas (per Mcf)	6.72	6.46	8.02
Total (per Boe)	50.83	56.08	63.83
Average production cost (per Boe)	$7.54	$6.06	$7.34

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

Productive Wells

               The following table presents our ownership at December 31, 2007, in productive oil and natural gas wells by region (a net well is our percentage ownership of a gross well).

	Oil Wells		Gas wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
New Mexico	189	129	-	-	189	129
Texas	600	451	-	-	600	451
Oklahoma	31	25	-	-	31	25
Kansas	-	-	10	8	10	8

Total	820	605	10	8	830	613

Drilling Activity

               During 2007 we completed the drilling of 134 wells. All but one of these wells were drilled on our Fuhrman Mascho properties in Andrews County, Texas. The remaining well was drilled on our Y-6 lease in Fischer County, Texas.

Cost Information

               We conduct our oil and natural gas activities entirely in the United States. As noted previously in the table appearing under “Production History”, our average production costs, per Boe, were $7.54 in 2005, $6.06 in 2006 and $7.34 in 2007. These amounts are calculated by dividing our total production costs by our total volume sold, in Boe.

               Costs incurred for property acquisition, exploration and development activities during the years ended December 31, 2005, 2006 and 2007 are shown below.

	For the Years Ended December 31,

	2005 (1)	2006	2007 (2)

Acquisition of proved properties	$1,406,588	$7,122,176	$53,554,064
Acquisition of unproved properties	(160,454)	3,282,635	542,650
Exploration costs	464,656	1,124,556	-
Development costs	32,557,989	89,797,285	113,084,344

Total Costs Incurred	$34,268,779	$101,326,652	$167,181,058

(1)    The amount shown for 2005 for acquisition of unproved properties is net of proceeds received for partial working interests sold in wells drilled in Kansas.
(2)    The amount shown for 2007 for acquisition of proved properties is net of proceeds received from the sale of our interest in the West San Andres property.

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

	Oil (Bbls)	Natural Gas (Mcf)

Balance, December 31, 2004	19,550,664	9,999,541
Purchase of minerals in place	882,460	377,179
Extensions and discoveries	2,546,477	19,188,896
Production	(441,995)	(398,611)
Revisions of estimates	2,329,583	2,815,074

Balance, December 31, 2005	24,867,189	31,982,079
Purchase of minerals in place	3,644,144	2,605,212
Extensions and discoveries	8,952,460	10,206,642
Production	(900,616)	(989,991)
Revisions of estimates	(498,904)	(1,379,743)

Balance, December 31, 2006	36,064,273	42,424,199
Purchase of minerals in place	7,021,972	4,330,246
Extensions and discoveries	6,016,660	6,852,346
Production	(1,316,025)	(1,503,612)
Revisions of estimates	(373,558)	(4,028,217)

Balance, December 31, 2007	47,413,322	48,074,962

               Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2005	2006	2007

Oil (Bbls)
Developed	7,885,115	11,566,185	14,951,794
Undeveloped	16,982,074	24,498,088	32,461,428

Total	24,867,189	36,064,273	47,413,222

Natural Gas (Mcf)
Developed	22,480,279	29,679,974	30,783,255
Undeveloped	9,501,800	12,744,225	17,291,707

Total	31,982,079	42,424,199	48,074,962

Total (Boe)
Developed	11,631,829	16,512,848	20,082,336
Undeveloped	18,565,707	26,622,126	35,343,375

Total	30,197,536	43,134,974	55,425,711

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

               Future income tax expenses are calculated by applying appropriate year-end tax rates to future pre-tax net cash flows relating to proved oil and natural gas reserves, less the tax basis of properties involved. Future income tax expenses give effect to permanent differences, tax credits and loss carryforwards relating to the proved oil and natural gas reserves. Future net cash flows are discounted at a rate of 10% annually to derive the standardized measure of discounted future net cash flows. This calculation procedure does not necessarily result in an estimate of the fair market value or the present value of our oil and natural gas properties.

               The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

December 31,	2007	2006	2005

Future cash flows	$4,634,645,500	$2,206,997,329	$1,629,948,750
Future production costs	(790,284,047)	(436,830,228)	(281,685,991)
Future development costs	(321,485,125)	(150,553,635)	(95,765,594)
Future income taxes	(1,254,982,170)	(578,112,324)	(423,161,523)

Future net cash flows	2,267,894,158	1,041,501,142	829,335,642
10% annual discount for estimated timing of cash flows	(991,727,804)	(496,061,467)	(383,735,076)

Standardized Measure of Discounted Cash Flows	$1,276,166,354	$545,439,675	$445,600,566

               The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	2007	2006	2005

Beginning of the year	$545,439,675	$445,600,566	$205,240,750
Purchase of minerals in place	325,058,027	18,153,711	33,405,120
Extensions, discoveries and improved recovery, less related costs	-	-	5,962,820
Development costs incurred during the year	362,283,025	328,401,017	189,832,736
Sales of oil and gas produced, net of production costs	(82,949,751)	(53,324,929)	(21,991,034)
Accretion of discount	81,870,181	58,727,964	28,467,073
Net changes in price and production costs	592,749,069	(106,369,988)	191,917,618
Net change in estimated future development costs	(111,175,136)	(53,640,718)	(36,307,702)
Revision of previous quantity estimates	(7,424,163)	(14,276,840)	87,175,031
Revision of estimated timing of cash flows	(26,688,222)	(8,582,606)	(111,387,288)
Net change in income taxes	(402,996,351)	(69,248,502)	(126,714,558)

End of the Year	$1,276,166,354	$545,439,675	$445,600,566

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

               Developing and Exploiting Existing Properties. We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. We own interests in a total of 50,646 gross (38,358 net) developed acres and operate essentially all of the net pre-tax PV10 value of our proved undeveloped reserves. In addition, as of December 31, 2007, we owned interests in approximately 19,653 gross undeveloped acres (11,245 net). We believe that our current and future cash flow will enable us to undertake the exploitation of our properties through additional drilling activities. Our expected capital budget for development of existing properties in 2008 is approximately $218 million.

               Pursuing Profitable Acquisitions. We have historically pursued acquisitions of properties that we believe to have exploitation and development potential comparable to our existing inventory of drilling locations. We have developed and refined an acquisition program designed to increase reserves and complement our existing core properties. We have an experienced team of management and engineering professionals who identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. While our emphasis in 2008 and beyond is anticipated to focus on the further development of our existing properties, we will continue to look for properties with both existing cash flow from production and future development potential.

               Controlling Costs through Efficient Operation of Existing Properties. We operate essentially 100% of the pre-tax PV10 value of our total proved reserves, which we believe enables us to better manage expenses, capital allocation and the decision-making processes related to our exploitation and exploration activities. For the year ended December 31, 2007, our oil and gas production costs per Boe averaged $7.34 and general and administrative costs averaged $4.99 per Boe produced.

Other Properties and Commitments

               Our principal executive offices are in a company owned building in Tulsa, Oklahoma. This office building has approximately 16,000 square feet. We are currently utilizing half of this building while the remaining portion is renovated to better suit our needs. These facilities are believed adequate for our current operations and allows for continued growth. Additionally, we own the building in Hobbs, New Mexico which serves as our primary field office. This office building has approximately 7,500 square feet and is believed to be adequate for our current operations and allows for continued growth. We also own an office building in Andrews, Texas for the operation of our wholly-owned subsidiary Arena Drilling Company. This office building has approximately 6,000 square feet. This building is not yet being utilized as we evaluate our options regarding renovation. We believe this office space will be adequate for our current drilling operations and allows for continued growth.

Item 3:	Legal Proceedings

               In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings. We do not presently have any material litigation pending or threatened.

Item 4:	Submission of Matters to a Vote of Security Holders

               Our annual shareholders’ meeting was held on October 25, 2007. The shareholder’s re-elected Messrs. Stanley M. McCabe, Lloyd T. Rochford, Clayton E. Woodrum, Anthony B. Petrelli and Carl F. Fiddner as Directors with terms ending in 2008. The shareholders rejected an amendment to the Company’s executive stock option plan to increase the number of shares of Common Stock that may be granted under the plan from 2,500,000 to 3,000,000. The following reflects the votes cast for each matter voted on at the annual meeting:

	Votes for	Votes against	Abstain

Lloyd T. Rochford	14,314,721	488,386	-
Stanley M. McCabe	12,017,553	2,785,554	-
Clayton E. Woodrum	11,880,744	2,922,363	-
Anthony B. Petrelli	14,597,719	205,388	-
Carl H. Fiddner	14,597,819	205,288	-

Amendment to stock option plan	4,851,455	7,810,447	2,141,205

PART II

Item 5:	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

               Since August 31, 2006, our common stock has been traded on the New York Stock Exchange, under the symbol “ARD”. Prior to that dating back to April 15, 2003, our common stock traded on the American Stock Exchange, also under the symbol “ARD.” The following table shows the high and low sales prices for each quarter during the last two years. All prices shown reflect a 2 for 1 stock split in October 2007.

Period	High Sale	Low Sale
1st Quarter 2006	$18.50	$12.86
2nd Quarter 2006	19.30	12.94
3rd Quarter 2006	20.66	13.05
4th Quarter 2006	23.85	14.80

1st Quarter 2007	$25.33	$18.42
2nd Quarter 2007	29.56	22.11
3rd Quarter 2007	35.54	25.30
4th Quarter 2007	45.35	31.50

1st Quarter 2008 (through March 6, 2008)	$43.98	$29.25

Record Holders

               As of February 21, 2008, there are approximately 6,878 holders of record of our common stock. As of February 21, 2008, approximately 6%, or 2,006,136 shares of the 35,098,779 shares issued and outstanding as of such date, are held by management or affiliated parties.

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

Recent Sales of Unregistered Securities

               During the three months ended December 31, 2007, we issued 5,000 shares of our common stock as finder’s fees relating to property acquisitions. These shares were issued in a transaction not involving a public offering and were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The persons to whom the shares were issued had access to full information concerning us and represented that they acquired the shares for their own account and not for the purpose of distribution.  The certificates for the shares contain a restrictive legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act. There was no underwriter involved in this transaction.

Issuer Repurchases

               We did not make any repurchases of our equity securities during the quarter ending December 31, 2007.

Item 6:	Selected Financial Data

               The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report.

	For the Year Ended December 31,

	2007	2006	2005	2004	2003

Statement of Operations Data:
Revenues	$100,089,698	$59,760,117	$25,843,077	$8,482,130	$3,665,477
Cost of revenues	17,156,338	9,960,178	5,772,225	2,605,538	1,418,699
Realized loss on oil derivative	932,361	-	-	-	-
Depreciation, depletion and amortization	17,968,062	7,900,099	2,781,504	1,011,602	360,282
Accretion	190,904	127,132	102,585	53,729	322,212
General and administrative	7,815,721	3,617,309	1,365,590	874,850	778,774
Net income	34,441,939	23,267,968	9,460,683	2,451,652	670,143

Basic income per common share	$1.07	$0.83	$0.42	$0.16	$0.05
Diluted income per common share	1.02	0.77	0.38	0.14	0.05

	As of December 31,

	2007	2006	2005	2004	2003

Balance Sheet Data:
Current assets	$29,164,549	$14,674,345	$7,673,860	$2,498,423	$1,519,755
Oil and gas properties subject to amortization	339,887,859	171,708,200	69,770,685	34,457,137	8,463,400
Total assets	349,321,998	176,312,978	74,421,907	36,377,524	9,973,256
Total current liabilities	19,216,475	14,995,870	6,737,806	1,840,665	250,867
Total long-term liabilities	72,294,558	41,273,056	8,919,826	13,735,016	1,582,116
Total Stockholders Equity	257,810,965	120,044,052	58,728,755	20,801,843	8,140,273

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

               We have increased our reserves significantly by investing approximately $167.2 million in acquisitions and development in 2007, following total capital expenditures of approximately $101.3 million in 2006 and $34.3 million in 2005.

               Our capital budget for 2008 is approximately $218 million for development of existing properties. We also intend to continue seeking acquisition opportunities which compliment our current portfolio. We intend to fund our development activity primarily through use of cash flow from operations and cash on hand, while potential drawings on our credit facility and proceeds from future equity transactions would also be available for development projects or future acquisitions.

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

Results of Operations

               The following table sets forth selected operating data for the periods indicated:

	For the Years Ended December 31,

	2005	2006	2007

Net production:
Oil (Bbls)	441,995	900,616	1,316,025
Natural gas (Mcf)	398,611	989,991	1,503,612

Net sales:
Oil	$23,165,109	$53,367,118	$88,025,225
Natural gas	2,677,968	6,392,999	12,064,473

Average sales price:
Oil (per Bbl)	$52.41	$59.26	$66.82
Natural gas (per Mcf)	6.72	6.46	8.02

Production costs and expenses
Oil and gas production costs	$3,832,486	$6,453,831	$11,500,461
Production taxes	1,939,739	3,506,347	5,655,877
Realized loss on oil derivative	-	-	932,361
Depreciation, depletion and amortization expense	2,781,504	7,900,099	17,968,062
Accretion expense	102,585	127,132	190,904
General and administrative expenses	1,365,590	3,617,309	7,815,721

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

               Oil and natural gas sales.    Oil and natural gas sales revenue increased approximately $40.3 million to $100.1 million in 2007. Oil sales increased $34.6 million and natural gas sales increased $5.7 million. The oil sales increase was caused by a sales volume increase of 415,411 barrels in 2007, and a 13% increase in the average realized per barrel oil price from $59.26 in 2006 to $66.82 in 2007. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. The natural gas sales increase was caused by a sales volume increase of 513,621 Mcf in 2007, and a 24% increase in the average realized per barrel oil price from $6.46 in 2006 to $8.02 in 2007. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The volume increase for crude oil and natural gas primarily resulted from development of our existing properties in 2007.

               Oil and gas production costs.    Our aggregate oil and gas production costs increased from $6,453,831 in 2006 to $11,500,461, and increased on a Boe basis from $6.06 in 2006 to $7.34 in 2007. These per Boe amounts are calculated by dividing our total production costs by our total volume sold, in Boe. This aggregate increase was the result of the drilling of new wells in 2007 and cost increases. The increase on a per Boe basis is attributable to rising rates for labor and services.

               Oil and gas production taxes.    Oil and gas production taxes as a percentage of oil and natural gas sales were 5.87% during 2006 and decreased to 5.65% in 2007. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

               Realized loss on oil derivative.    Realized loss on oil derivative loss increased from $0 in 2006 to $932,361 in 2007. This increase is the result of the Company not having any derivative outstanding during 2006 and putting one in place during 2007.

               Depreciation, depletion and amortization.    Our depreciation, depletion and amortization expense increased by $10,131,735 to $18,158,966 in 2007. The increase was a result of an increase in the average depreciation, depletion and amortization rate from $7.54 per Boe during 2006 to $11.59 per Boe during 2007. These per Boe amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in Boe. The increased depreciation, depletion and amortization were the result of increased sales volume and an increase in estimated future development costs.

               General and administrative expenses.    General and administrative expenses increased by $4,198,412 to $7,815,721 during 2007. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and compensation expense related to the company’s option plan as a result of adoption of FASB 123(R).

               Other Financing expense.    Other financing expense was $0 in 2007, compared to $785,598 in 2006. The reduction is the result of the completion in 2006 of the stock offering to which this financing expense related.

               Interest income.    Interest income increased $596,386 to $884,990 in 2007. The increase was due to higher cash balances during periods of the year in 2007.

               Interest expense.    Interest expense increased $998,083 to $1,411,520 in 2007. The increase was due to higher amounts of debt being outstanding during periods of the year in 2007.

               Income tax expense.    Our effective tax rate was 38% during 2007 and 38% during 2006.

               Net income.    Net income increased from $23,267,968 for 2006 to $34,441,939 for 2007. The primary reasons for this increase include higher crude oil and natural gas prices between periods and an increase in volumes sold, partially offset by higher oil and gas production costs, oil and gas production taxes and general and administrative expenses due to our growth.

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

               Depreciation, depletion and amortization.    Our depreciation, depletion and amortization expense increased by $5,118,595 to $7,900,099 in 2006. The increase was a result of an increase in the average depreciation, depletion and amortization rate from $5.67 per Boe during 2005 to $7.54 per Boe during 2006. These per Boe amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in Boe. The increased depreciation, depletion and amortization were the result of increased sales volume and an increase in estimated future development costs.

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

               Interest income.    Interest income increased $288,604 to $288,604 in 2006. The increase was due to higher cash balances on hand during portions of 2006.

               Interest expense.    Interest expense increased $183,813 to $413,437 in 2006. The increase was due to higher amounts of debt being outstanding during periods of the year in 2006.

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

Liquidity and Capital Resources

               Historical Financing.    We have historically funded our operations through private equity offerings of our stock and warrants in 2005, 2006 and 2007 and our secondary offering of common stock and warrants which we closed in August 2004.

               Credit Facility.    In April 2005, the Company entered into an agreement that amended the credit facility established in 2004 to increase its credit facility to $50,000,000, with an increased borrowing base of $35,000,000. The interest rate was a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, and is payable monthly. Amounts borrowed under the revolving credit facility are due in May 2009. The revolving credit facility is secured by the Company’s principal mineral interests. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1.

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

               In June 2007, the Company entered into a new agreement that increased the borrowing base under its credit facility to $100,000,000, while leaving the credit facility at $150,000,000. Additionally, the interest rate was changed to be a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 1.75%. Additionally, the subordination of the loans from two officers was released. All other terms and conditions remained the same. At December 31, 2007, the Company was in compliance with all covenants and $35,000,000 was outstanding under this credit facility, with an additional $527,500 reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

               Cash Flows.    Our primary sources of cash have been cash flows from operations and equity offerings. During the three years ended December 31, 2007, we generated $126,422,165 from operating activities, financed $155,472,691 through proceeds from the sale of stock and warrants and exercise of warrants and options and financed a net $24,600,000 from our outstanding credit facility. We primarily used this cash generation to fund our capital expenditures and development aggregating $300,825,191 over the three years end December 31, 2007. At December 31, 2007, we had cash on hand of $5,213,459 and working capital of $9,948,074, compared to December 31, 2006 when our cash was $4,919,984 with a working capital deficit of $321,525.

               We continually evaluate our capital needs and compare them to our capital resources. Our budgeted capital expenditures for 2008 are approximately $218,000,000 for development of our current properties. We expect to fund these expenditures as well as any future property acquisitions from cash on hand, internally generated cash flow during the year 2008, proceeds from future equity transactions and from borrowings under our credit facility, if required. The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among others.

               Schedule of Contractual Obligations.    With the exception of the credit facility, the Company had no future estimated principal and minimum debt and lease payments for periods subsequent to December 31, 2007.

Off-Balance Sheet Financing Arrangements

               As of December 31, 2007 we had no off-balance sheet financing arrangements.

New Accounting Policies

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

               In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions.  Other areas related to business combinations that will require changes from current GAAP include:  contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders.

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

               Impairment of Oil and Natural Gas Properties.    We review the value of our oil and natural gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. We provide for impairments on undeveloped property when we determine that the property will not be developed or a permanent impairment in value has occurred. Impairments of proved producing properties are calculated by comparing future net undiscounted cash flows using escalated prices to the net recorded book cost at the end of each period. If the net capitalized cost exceeds net future cash flows, the cost of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property. Different pricing assumptions or discount rates could result in a different calculated impairment. We have never recorded any property impairments.

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

               Derivative Instruments.    The estimated fair values of our commodity derivative instruments are recorded in the consolidated balance sheet. At inception, all of our commodity derivative instruments represent hedges of the price of future oil and gas production. The changes in fair value of those derivative instruments that qualify for hedge accounting treatment are recorded in other comprehensive income until the hedged oil or natural gas quantities are produced. If a hedge becomes ineffective because the hedged production does not occur, or the hedge otherwise does not qualify for hedge accounting treatment, the changes in the fair value of the derivative are recorded in the income statement as derivative income or expense.

               Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2007, our derivative instruments were considered effective cash flow hedges.

Effects of Inflation and Pricing

               As in 2006, we did experience continued increases in costs during 2007 due to increased demand for oil field products and services. The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs, and this proved to be the case in 2007 as oil and gas prices rose significantly. Costs for oilfield services and materials increased during 2007 due to higher demand as a result of the higher oil and gas prices. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate the increased business costs will continue while the commodity prices for oil and natural gas, and the demand for services related to production and exploration, both remain high (from an historical context) in the near term.

Item 7A	Quantitative and Qualitative Disclosure About Market Risk

Commodity Price Risk

               Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices we received during 2007 ranged from a low of $47.62 per barrel to a high of $95.93 per barrel. Natural gas prices we received during 2007 ranged from a low of $1.37 per Mcf to a high of $16.09 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

               As of December 31, 2007 the Company’s only current derivative contract is a costless collar. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar position as of December 31, 2007.

Commodity	Period	Volume	Floor	Ceiling
WTI Crude Oil	August 2007 - December 2008	458,000	$ 65.00	$ 80.50

               The change in fair value of the oil hedging contract in place at December 31, 2007, resulted in a net liability of $4,446,822. The after tax impact of the change in the fair value of the hedge of $2,801,498 is reflected in other comprehensive income. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value from ineffectiveness is recognized currently in unrealized derivative gain or loss in the consolidated statements of operations.

               Cash settlements of cash flow hedges are recorded as a loss on derivatives in the operating section of the Company’s statement of operations. Our statement of operations includes a loss on derivative instrument of $932,361 for 2007.

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

               Evaluation of Disclosure Controls and Procedures.

               We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of the end of the fiscal year ended December 31, 2007, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based upon their evaluation of those controls and procedures, the chief executive officer and the chief financial officer of the Company concluded that as of the end of such period our disclosure controls and procedures are effective in alerting them to material information in a timely manner that is required to be included in the reports we file or submit under the Securities Exchange Act of 1934.

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

               In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

               Hansen, Barnett & Maxwell, P.C., our independent registered public accounting firm, has issued an attestation report on management’s assessment of Arena’s internal control over financial reporting.

Date: February 29, 2008

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

We have audited Arena Resources, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arena Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Arena Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows of Arena Resources, Inc. and our report dated March 7, 2008 expressed an unqualified opinion thereon.

HANSEN, BARNETT &MAXWELL, P.C.

Salt Lake City, Utah
March 7, 2008

               Changes in Internal Control Over Financial Reporting

We made no change in our internal control over financial reporting during our fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:	Other Information

               None

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

               The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2007:

Name	Age	Position
Lloyd T. Rochford	61	Chief Executive Officer and Director
Stanley M. McCabe	75	Chairman of the Board of Directors
Phillip W. Terry	60	President and Chief Operating Officer
William R. Broaddrick	30	Vice President and Chief Financial Officer
David D. Ricks	47	Vice President of Operations
William B. Parsons	59	Vice President and Manager of Investor Relations
Clayton E. Woodrum	67	Director
Anthony B. Petrelli	55	Director
Carl H. Fiddner	62	Director

               Each of the directors identified above were elected for a term of one year (or until their successors are elected and qualified) at our annual meeting of shareholders in October 2007.

               Messrs. Rochford and McCabe have served as directors since our inception in August 2000. Mr. Woodrum was initially appointed in August 2003 by the Board of Directors to fill a vacancy created upon the resignation of a director. Mr. Petrelli was elected to the Board by the remaining members of the Board of Directors in January 2007 to fill the vacancy left by the death of Mr. Chris V. Kemendo, Jr. Mr. Fiddner was elected to the Board by the remaining members of the Board of Directors on May 1, 2007, to fill the vacancy left by the resignation of Charles Crawford.

               The following biographies describe the business experience of our executive officers and directors:

Lloyd T. Rochford – President, Chief Executive Officer and Director.

    Mr. Rochford, 61, has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. In this capacity, he has primarily been engaged in the organization and funding of private oil and gas drilling and completion projects and ventures within the mid-continent region of the United States. In 1990 Mr. Rochford was co-founder, director and CEO of a public company known as Magnum Petroleum, Inc. (Magnum) which was listed on the New York Stock Exchange. Subsequently, Magnum acquired Hunter Resources, Inc. in August, 1995. Mr. Rochford served as Chairman of the Board of the combined companies from August, 1995 to June, 1997. From July, 1997 until he committed to participate in Arena Resources, Mr. Rochford had primarily devoted his time and efforts to individual oil and gas acquisition and development. In 1982, Mr. Rochford was co-founder of Dana Niguel Bank, a publicly held California bank operation and served as a director until 1994. Mr. Rochford attended various college level courses in business from 1967 to 1970 in California.

Stanley M. McCabe – Chairman of the Board of Directors.

    Mr. McCabe, 75, served from 1979 to 1989, as Chairman and CEO of Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. In 1990, Mr. McCabe also became a co-founder and subsequently an officer and director of Magnum Petroleum, Inc., along with Mr. Rochford as previously discussed. Subsequently, Mr. McCabe served as a director of Magnum Hunter Resources, Inc., through December, 1996. From January, 1997, until he committed to participate in Arena Resources, Mr. McCabe had primarily devoted his time and efforts to individual oil and gas acquisition and development. Mr. McCabe attended college courses at the University of Maryland, primarily in business, in 1961 and 1962.

Phillip W. Terry – President and Chief Operating Officer.

               Mr. Terry, 60, has served as President and Chief Operating Officer since February 1, 2007. Mr. Terry joined the Company in April 2003, and since that time he has been in charge of all engineering and field operations. Immediately prior to joining the Company, Mr. Terry owned and operated an independent petroleum engineering consulting firm. The Company was one of his clients. In 2001 and 2002, Mr. Terry was Vice President of Drilling and Production for Bird Creek Resources, Inc. Mr. Terry received his Bachelor of Science degree in Mechanical Engineering from Oklahoma State University in 1970, and is a registered Professional Petroleum Engineer with over 34 years experience in engineering, production, drilling, completions, reservoir engineering, property evaluations and corporate management in the oil and gas industry.

William R. Broaddrick – Vice President and Chief Financial Officer.

               Mr. Broaddrick, 30, was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions. During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC performing state production tax functions. In September 2001, Mr. Broaddrick joined us as chief accountant, and effective February 1, 2002, assumed responsibilities as Vice President and Chief Financial Officer.

               Mr. Broaddrick received a Bachelor’s Degree in Accounting from Langston University, through Oklahoma State University – Tulsa, in 1999. Mr. Broaddrick is a Certified Public Accountant.

David D. Ricks – Vice President of Operations.

               Mr. Ricks, 47, is a professional petroleum engineer with over 25 years of industry experience. Mr. Ricks began his career in 1982 as a production engineer in Southeast New Mexico for Gulf Oil Co. Since then he has served in various engineering capacities for Chevron USA, Amerada Hess Corp., Citation Oil and Gas Corp., Newfield Exploration Mid-Continent, Inc., Apache Corp., and Latigo Petroleum, Inc. His duties ranged from maintaining production, designing workovers and recompletions and facility installation, to field supervision of both primary and secondary production, including waterfloods and CO2 floods, primarily in Oklahoma, North and West Texas and Southeast New Mexico.

William B. Parsons – Vice President and Manager of Investor Relations.

               Mr. Parsons, 59, has worked within the securities industry for the past 25 years. Since 1992, he has served as President of K M Financial, Inc., a Scottsdale, Arizona based company which offers consulting and marketing assistance to young public companies, including Arena.

Clayton E. Woodrum – Director.

               Mr. Woodrum, 67, is a Certified Public Accountant and has, from 1984 to present, been a principal shareholder in the accounting firm of Woodrum, Kemendo, Tate & Cuite, P.L.L.C., and has been an owner of Computer Data Litigation Services, LLC and First Capital Management, LLC. Mr. Woodrum is currently the Chairman of our audit committee and compensation committee. From 1965 to 1975, Mr. Woodrum was employed by Peat, Marwick, Mitchell & Co., serving as partner in charge of the tax department during the final two years. From 1975 to 1980 he served as CFO for BancOklahoma Corp. and Bank of Oklahoma. From 1980 to 1984 Mr. Woodrum served as a partner in charge of the tax department at Peat, Marwick, Mitchell & Co.

Anthony B. Petrelli – Director.

               Mr. Petrelli, 55, was elected to the Board by the remaining members of the Board of Directors in January 2007 to fill the vacancy left by the death of Mr. Chris V. Kemendo, Jr. Since 1987 Mr. Petrelli has been with the firm of Neidiger Tucker Bruner, Inc., which firm served as one of the lead underwriters in our secondary registration of common stock in August of 2004. Mr. Petrelli is currently a Director and Senior Vice President of such firm. Mr. Petrelli also serves on the Board of Directors of XELR8 Holdings Inc., which company has a class of securities registered with the Securities and Exchange Commission. Prior to his resignation in March 2007, Mr. Petrelli also served on the Board of Directors of Whitney Information Network, Inc., which has a class of securities registered with the Securities and Exchange Commission.

Carl H. Fiddner – Director.

               Mr. Fiddner, 62, was elected to the Board by the remaining members of the Board of Directors on May 1, 2007, to fill the vacancy left by the resignation of Charles Crawford. Mr. Fiddner is a certified public accountant who managed his own public accounting firm for 25 years, prior to joining Regier, Carr & Monroe, in Tulsa, Oklahoma, in December 2005. Mr. Fiddner worked at Regier, Carr & Monroe through September 30, 2007 at which time he became an independent financial consultant.

               Our executive officers are elected by, and serve at the pleasure of, our Board of Directors. Our directors serve terms of one year each, with the current directors serving until the 2008 annual meeting of stockholders, and in each case until their respective successors are duly elected and qualified.

Board Committees

               Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee, the composition and responsibilities of which are briefly described below. The charters for each of these committees can be found on our website (www.arenaresourcesinc.com). The Company shall also provide any person without charge, upon request, a copy of the charters for each of these committees. Requests may be directed to Arena Resources, Inc., 6555 S. Lewis Ave., Tulsa, Oklahoma 74136, attention William R. Broaddrick, or by calling (918) 747-6060.

               The Audit Committee’s principal functions are to assist the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The Audit Committee has the sole authority to retain and terminate our independent auditors and to approve the compensation paid to our independent auditors. The Audit Committee is also responsible for overseeing our internal audit function. During 2007, the Audit Committee was initially comprised of our three independent directors, Messrs. Kemendo, Woodrum and Crawford, with Mr. Woodrum acting as the chairman. Our Board of Directors determined that both Messrs. Kemendo and Woodrum qualified as “audit committee financial experts” under the rules of the SEC adopted pursuant to requirements of the Sarbanes-Oxley Act of 2002 (see the biographical information for Mr. Woodrum, infra, in this discussion of “Directors and Executive Officers”). Each of Messrs. Kemendo, Woodrum and Crawford further qualified as “independent” in accordance with the applicable regulations adopted by the SEC and Section 303A.02 of the New York Stock Exchange Corporate Governance Standards. Upon the death of Mr. Kemendo in January 2007, the Board appointed Mr. Petrelli to fill the position left vacant on the Audit Committee. Following the resignation of Mr. Crawford in May 2007, and the election of Mr. Fiddner to fill the vacancy left in the Board, the Board appointed Mr. Fiddner to Mr. Crawford’s vacant position on the Audit Committee. The Board of Directors determined that Mr. Fiddner qualified as an “audit committee financial expert” under rules adopted by the SEC pursuant to the requirements of the Sarbanes-Oxley Act of 2002. The Board of Directors has further determined that each of Messrs. Petrelli and Fiddner qualifies as “independent” in accordance with the applicable regulations adopted by the SEC and Section 303A.02 of the New York Stock Exchange Corporate Governance Standards (see the biographical information for each of Messrs. Petrelli and Fiddner, infra, in this discussion of “Directors and Executive Officers”).

               The Compensation Committee’s principal function is to make recommendations regarding the compensation of the Company’s officers. In accordance with the rules of the New York Stock Exchange, the compensation of our chief executive officer is recommended to the Board (in a proceeding in which the chief executive officer does not participate) by the Compensation Committee. Compensation for all other officers is also recommended to the Board for determination, by the Compensation Committee. During 2007, the Compensation Committee was initially comprised of our three independent directors, Messrs. Kemendo, Woodrum and Crawford, with Mr. Woodrum acting as the chairman. Upon the death of Mr. Kemendo in January 2007, the Board appointed Mr. Petrelli to fill the position left vacant on the Compensation Committee. Upon the resignation of Mr. Crawford in May 2007, Mr. Fiddner was appointed to fill the position left vacant on the Compensation Committee.

               The Nominating and Corporate Governance Committee’s principal functions are to (a) identify and recommend qualified candidates to the Board of Directors for nomination as members of the Board and its committees, and (b) develop and recommend to the Board corporate governance principles applicable to the Company. During 2007, the committee was initially comprised of Messrs. Kemendo, Woodrum and Crawford, three independent directors, with Mr. Woodrum acting as Chairman. Upon the death of Mr. Kemendo in January 2007, the Board appointed Mr. Petrelli to fill the position left vacant on the Nominating and Corporate Governance Committee, and upon the resignation of Mr. Crawford in May 2007, the Board appointed Mr. Fiddner to fill the position left vacant on the Nominating and Corporate Governance Committee.

               There has been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

               Our Board may establish other committees from time to time to facilitate our management.

               In accordance with the rules of the New York Stock Exchange, each year our Chief Executive Officer must certify to the Exchange that he is not aware of any violation by us of the New York Stock Exchange corporate governance listing standards, or qualify such certification as necessary.

We filed our most recent certification with the Exchange in December, 2007, and such certification contained no qualifications.

Code of Ethics

               We have adopted a code of ethics (our Code of Business Conduct) that applies to our principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions (as well as our other employees and directors). The Code of Business Conduct can be found on our website (www.arenaresourcesinc.com). The Company shall also provide any person without charge, upon request, a copy of such Code of Business Conduct. Requests may be directed to Arena Resources, Inc., 6555 S. Lewis Ave., Tulsa, Oklahoma 74136, attention William R. Broaddrick, or by calling (918) 747-6060.

Section 16(a) Beneficial Ownership Reporting Compliance –

               Based solely upon a review of Forms 4 furnished to us during our most recent fiscal year, we know of no director, officer or beneficial owner of more than ten percent of our common stock who failed to file on a timely basis reports of beneficial ownership of the our common stock as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, other than the following:

               The Rochford Family Trust, of which Lloyd Rochford is the beneficial owner, filed a Form 4 late (one day).

               The McCabe Family Trust, of which Stanley McCabe is the beneficial owner, filed a Form 4 late (one day).

               Following his appointment as President, Phillip Terry filed his initial ownership report on Form 3 late (four days).

               Following his appointment as Vice President, Investor Relations, William Parsons filed his initial ownership report on Form 3 late (four days).

               Following his appointment as Vice President of Operations, David Ricks filed his initial ownership report on Form 3 late (21 days).

               Following his election as a member of the Board of Directors, Mr. Fiddner filed his initial ownership report on Form 3 late (six days).

               Mr. Woodrum filed two Form 4’s late (one day and 17 days).

               Mr. Broaddrick filed two Form 4’s late (both one day).

               Mr. Petrelli filed a Form 4 late (one day).

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

Compensation Element	Compensation Objectives Attempted to be Achieved
Base Salary	Attract and retain qualified executive's Motivate and reward executives performance
Bonus Compensation	Motivate and reward executive's performance Enhance profitability of Company and shareholder value
Equity-Based Compensation - stock options	Enhance profitability of Company and shareholder value by aligning long-term incentives with shareholders' long-term interests

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

               The salary and bonus of Mr. Rochford has, at his insistence, been historically lower than the salary and bonus of comparable executives of peer companies. With respect to other executive officers of the Company, the Compensation Committee, with input from both Messrs. McCabe and Rochford, considers the salaries of comparable executives of peer companies for which such information is publicly available. The Compensation Committee believes that bonuses and equity compensation should fluctuate with the Company’s success in achieving financial, operating and strategic goals. The Committee’s philosophy is that the Company should continue to use long-term compensation such as stock options to align shareholder and executives’ interests and should allocate a portion of long-term compensation to the entire executive compensation package.

               The Company has never retained an outside consultant in establishing its compensation program or in establishing any specific compensation for an executive officer.

Current Executive Compensation Program Elements

Base Salaries

               Similar to most companies within the industry, our policy is to pay Named Officers’ base salaries in cash. With the exception of the base salary paid to Mr. Rochford noted above, a significant portion of the executive compensation package is through base salaries. Effective January 1, 2007 and December 1, 2007, the Compensation Committee increased salaries for Named Officers by an aggregate of $165,000 resulting in the following individual base salaries for the Named Officers: Lloyd T. Rochford — $36,000, Phillip Terry — $250,000, William R. Broaddrick — $100,000, H. D. Haston — $100,000 and William C. Gaines — $115,000. In approving these salary increases, the Committee took into account factors including, peer group comparisons available to the Committee, each executive’s individual experience and increased responsibilities and improved performance for the Company.

Annual Bonuses

               In the past, the Company has not had a formal policy regarding bonuses, and payment of bonuses has been purely discretionary and is largely based on the recommendations of the Chairman of the Board and the Chief Executive Officer (except as to themselves). In the recent past, annual bonuses have been established as a percentage of each employee’s base salary. The Compensation Committee may reduce or increase the size of the payout for each individual Named Officer at their discretion. Cash bonuses were declared and paid out in July and December of 2007 for four of the Named Officers. Cash bonuses are not a significant portion of the executive compensation package. The annual discretionary bonus is reported in the “Bonus” column of the “Summary Compensation Table” for each Named Officer.

Perquisites

               The Company currently provides a vehicle allowance for some of its employees, including two of the Named Officers. Perquisites are reported in the “All Other Compensation” column of the “Summary Compensation Table’ for each Named Officer, if applicable.

Equity-Based Compensation

               It is our policy that the Named Officers’ long-term compensation should be directly linked to enhancing profitability and value provided to shareholders of the Company’s common stock. Accordingly, the Compensation Committee, (upon the recommendation of Messrs. McCabe and Rochford, with respect to grants of options other than to themselves) grants equity awards under the Company’s stock option plan designed to link an increase in shareholder value to compensation. All of the Named Officer’s equity-based compensation opportunity for 2007 was awarded in the form of the Company’s non-qualified stock options. Stock option grants are valued using the Black-Scholes Model in accordance with SFAS 123 (R) and are calculated as a part of the executive compensation package for the year based on the amount of requisite service period served. Non-qualified stock options for Named Officers and other key employees generally vest ratably over five years. The Compensation Committee believes that these awards encourage Named Officers to continue to use their best professional skills and to retain Named Officers for longer terms.

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

               The aggregate amount as determined under SFAS 123(R) recognized for purposes of our financial statements for 2007 with respect to outstanding options granted to the Named Officers is shown in the “Summary Compensation Table” below. The grant date fair value of the option awarded to the Named Officers in 2007 as determined under SFAS 123 (R) for purposes of our financial statements is shown in the “Grants of Plan-Based Awards” table below. The “Grants of Plan-Based Awards” table below provides additional detail regarding the options granted to Named Officers in 2007, including the vesting and other terms that apply to the options.

Compensation Committee’s Report on Executive Compensation (1)

Among the duties imposed on our Compensation Committee under its charter, is the direct responsibility and authority to review and approve the Company’s goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers, to evaluate the performance of such officers in accordance with the policies and principles established by the Compensation committee and to determine and approve, either as a Committee, or (as directed by the Board) with the other “independent” Board members (as defined by the New York Stock Exchange listing standards), the compensation level of the Chief Executive Officer and the other executive officers. During 2007 the Compensation Committee was composed of the three non-employee Directors named at the end of this report each of whom is “independent” as defined by the New York Stock Exchange listing standards.

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Item 11. Based upon this review and our discussions, the Arena Resources, Inc. Compensation Committee recommended to its Board of Directors that the Compensation Discussion and Analysis section be included in this annual report on Form 10-K.

Compensation Committee of the Board of Directors Clayton E. Woodrum (Chair) Anthony B. Petrelli Carl H. Fiddner

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

Compensation Committee’s Interlocks and Insider Participation

               The Compensation Committee members whose names appear above were committee members during the portions of 2007 previously indicated. As a result of the death of Mr. Kemendo in January 2007, and the resignation of Mr. Crawford in May 2007, these former members of the Compensation Committee were unable to participate in the preparation of the Compensation Committee’s Report on Executive Compensation. No member of the Compensation Committee is or has been a former or current Named Officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our Named Officers identified herein served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity.

Compensation of Named Officers

               The “Summary Compensation Table” set forth below should be read in connection with the tables and narrative descriptions that follow. The “Grants of Plan-Based Awards” table, and the description of the material terms of the nonqualified options granted in 2007 that follows it, provides information regarding the long-term equity incentives awarded to Named Officers in 2007 that are also reported in the “Summary Compensation Table”. The “Outstanding Equity Awards at Fiscal Year End Table” and “Option Exercises and Stock Vested Table” provide further information on the Named Officers’ potential realizable value and actual value realized with respect to their equity awards.

               The Company does not have any pension plans, non-qualified deferred compensation plans or severance, retirement, termination, constructive termination or change in control arrangements for any of its Named Officers for the year ended December 31, 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)

Lloyd T. Rochford, Chief	2006	36,000	-	121,800	2,500 (3)	160,300
Executive Officer	2007	36,000	-	596,963 (2)	12,000 (3)	644,963

Phillip W. Terry, President and	2006	106,583	12,000	48,948	12,000 (4)	179,531
Chief Operating Officer	2007	164,167	16,000	802,440	12,000 (4)	994,607

William R. Broaddrick,	2006	65,666	-	48,948	-	114,614
Vice President and Chief Financial Officer	2007	89,583	9,000	399,761	-	498,344

William C. Gaines,	2006	-	-	-	-	-
Manager, Reservoir Engineering/Acquisitions	2007	92,639	9,741	298,978	-	401,358

H. D. Haston,	2006	86,500	10,000	272,764	20,400 (4)	389,664
General Manager, Arena Drilling Company	2007	100,000	10,550	308,576	20,400 (4)	439,526

(1)   See discussion of assumptions made in valuing these awards in the notes to the company’s financial statements.
(2)   Options awards shown for Mr. Rochford include options granted for his service on the Board of Directors.
(3)   All Other Compensation to Mr. Rochford was cash paid as directors fees.
(4)   All Other Compensation to Messrs. Terry and Haston was cash paid as vehicle allowances.

               The Company awards stock incentives to key employees and the Named Officers either on the initial date of employment or due to performance incentives throughout the year. The 2007 grants to Named Officers are reported in the table below.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Fair Value on Grant Date (1)

Lloyd T. Rochford	01/22/07	150,000	19.23	1,215,929
Lloyd T. Rochford	12/17/07	25,000	37.85	377,954
Phillip W. Terry	01/22/07	200,000	19.23	1,621,238
Phillip W. Terry	12/01/07	150,000	37.59	2,242,071
William R. Broaddrick	01/22/07	100,000	19.23	810,619
William R. Broaddrick	12/01/07	50,000	37.59	747,357
William C. Gaines	05/01/07	100,000	23.42	981,129
H. D. Haston	12/01/07	50,000	37.59	747,357

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

               The following table provides certain information regarding unexercised stock options outstanding for each Named Officer as of December 31, 2007.

Outstanding Equity Awards

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date

Lloyd T. Rochford	200,000	50,000	1.85	10/01/08
	100,000	150,000	4.15	07/01/10
	-	150,000	19.23	07/22/12
	-	25,000	37.85	05/17/13

Phillip W. Terry	200,000	100,000	1.85	10/01/08
	-	200,000	19.23	07/22/12
	-	150,000	37.59	06/01/13

William R. Broaddrick	200,000	100,000	1.85	10/01/08
	-	100,000	19.23	07/22/12
	-	50,000	37.59	06/01/13

William C. Gaines	-	100,000	23.42	12/01/12

H. D. Haston	-	80,000	13.70	12/14/11
	-	50,000	37.59	06/01/13

               The following table presents information regarding the exercise of stock options by Named Officers during 2007.

Option Exercises and Stock Vesting

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Phillip W. Terry	100,000	1,813,000
William R. Broaddrick	100,000	1,917,500
H. D. Haston	20,000	545,000

Director Compensation

               Throughout 2007, all directors were compensated with a stipend of $1,000 per month plus $500 for each meeting of the directors attended. Effective February 1, 2008, the per month stipend has been increased to $1,500. No director receives a salary as a director.

Director Compensation Table (1)

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Stanley M. McCabe	12,000	597,082	(2)	-	609,082
Clayton E. Woodrum	12,000	20,755	(3)	-	32,755
Charles M. Crawford	3,500	1,155	(4)	-	4,655
Chris V. Kemendo, Jr.	-	1,166	(5)	-	1,166
Anthony B. Petrelli	12,000	352,592	(6)	-	364,592
Carl H. Fiddner	8,500	305,581	(7)	-	314,081

(1)   Directors compensation for Mr. Lloyd Rochford is not included in this table, as it is presented in the Summary Compensation Table for Named Officers
(2)   There were 675,000 options outstanding to this Director at December 31, 2007. The fair value of options granted to this director during the year ended December 31, 2007 was $1,593,523.
(3)   There were 110,000 options outstanding to this Director at December 31, 2007. The fair value of options granted to this director during the year ended December 31, 2007 was $377,594.
(4)   There were no options outstanding to this Director at December 31, 2007. No warrants were issued to this director during the year ended December 31, 2007.
(5)   There were no options outstanding to this Director at December 31, 2007. No warrants were issued to this director during the year ended December 31, 2007.
(6)   There were 125,000 options outstanding to this Director at December 31, 2007. The fair value of options granted to this director during the year ended December 31, 2007 was $1,159,211.
(7)   There were 125,000 options outstanding to this Director at December 31, 2007. The fair value of options granted to this director during the year ended December 31, 2007 was $1,358,723.

               The following table sets forth information concerning our executive stock option plan as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,450,000	13.55	640,000

Equity compensation plans not approved by security holders	-	-	-

Total	3,450,000	13.55	640,000

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

               The following table sets forth, as February 29, 2008, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; and (ii) by all directors and executive officers as a group. The mailing address for each of the persons indicated is our corporate headquarters.

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

	Shares of Common Stock Beneficially Owned

Name	Number	Percent

Lloyd T. Rochford	1,509,400 (1)	4%
Phillip W. Terry	240,000 (2)	1%
William R. Broaddrick	329,000 (3)	1%
David D. Ricks	-	*
Stanley M. McCabe	570,000 (4)	2%
Clayton E. Woodrum	56,000 (5)	*
Anthony B. Petrelli	87,250 (6)	*
Carl H. Fiddner	74,736 (7)	*

All directors and executive officers	2,866,386 (8)	8%

(1)	Includes 100,000 shares issuable upon the exercise of stock options that are currently exercisable and 120,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(2)	Includes 140,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(3)	Includes 120,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(4)	Includes 100,000 shares issuable upon the exercise of stock options that are currently exercisable and 120,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(5)	Includes 30,000 shares issuable upon the exercise of stock options that are currently exercisable and 25,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(6)	Includes 65,250 shares issuable upon the exercise of warrants that are currently exercisable and 20,000 shares issuable upon exercise of stock options that are exercisable within 60 days.
(7)	Includes 20,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(8)

Includes 230,000 shares issuable upon the exercise of stock options that are currently exercisable 65,250 shares issuable upon the exercise of warrants and 595,000 shares issuable upon the exercise of stock options that are exercisable within 60 days by all executive officers and directors.

*	Represents beneficial ownership of less than 1%

               The following table sets forth, as February 29, 2008, information regarding the beneficial ownership of our common stock: by all persons known to us to own 5% or more of our outstanding shares of common stock.

	Shares of Common Stock Beneficially Owned

Name	Number	Percent

Neuberger Berman Inc. 605 Third Avenue New York, New York 10158	3,941,664 (4)	11%

(1)

This share ownership information was provided by a Schedule 13G dated February 12, 2008, which discloses that Neuberger Berman LLC, possesses shared power to dispose or direct the disposition of 3,941,664 shares, and shared power to vote 3,019,628 shares. The Schedule 13G discloses that Neuberger Berman Management Inc. possesses shared power with Neuberger Berman LLC to vote and dispose or direct the disposition of 3,019,628 shares. The Schedule 13G identifies Neuberger Berman Inc. as the owner of 100% of both Neuberger Berman LLC and Neuberger Berman Management Inc.

               Percentage ownership calculations for any stockholder listed above are based on 35,098,779 shares of our common stock outstanding as of February 29, 2008.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

               In July 2002, we borrowed $200,000 from each of Messrs. Rochford and McCabe, which debts are evidenced by notes payable which matured and were paid in January 2007. The notes bore interest at a rate of 10% per annum, and were secured by our assets (although such notes were subordinate to our credit facility with our primary commercial lender).

               As discussed under Item 10 of this Form 10-K, the Board of Directors has determined that in 2007 Messrs. Kemendo and Crawford were (while they served, before Mr. Kemendo’s death and Mr. Crawford’s resignation), and Messrs. Woodrum, Petrelli and Fiddner, are each “independent” directors within the meaning of Section 303A.00 of the New York Stock Exchange Listed Company Manual. None of our independent directors falls within any of the categories of persons who would not be independent as described in Section 303A.00(b) of the New York Stock Exchange rules. Because the Board of Directors believes it is not possible to anticipate or provide for all circumstances that might give rise to conflicts of interest or that might bear on the materiality of a relationship between a director and the Company, the Board has not established specific objective criteria, apart from the criteria set forth in the New York Stock Exchange rules, to determine “independence”. In addition to such criteria, in making the determination of “independence”, the Board of Directors considers such other matters including (i) the business and non-business relationships that each independent director has or may have had with the Company and its other Directors and executive officers, (ii) the stock ownership in the Company held by each such Director, (iii) the existence of any familial relationships with any executive officer or Director of the Company, and (iv) any other relevant factors which could cause any such Director to not exercise his independent judgment.

Item 14:	Principal Accountant Fees and Services

               The firm of Hansen, Barnett & Maxwell, P.C., (“HBM”) has served as the Company’s independent auditors since 2000. The Audit Committee selected HBM as the independent auditors of the Company for the fiscal year ending December 31, 2007, and the Audit Committee has selected HBM to serve in the same capacity for the fiscal year ending December 31, 2008. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

               Audit Fees.    HBM billed the Company an aggregate of $99,000 and $95,870 for professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2007 and 2006, respectively, and its reviews of the Company’s financial statements included in its Form 10-Q’s for the first three quarters of 2007 and 2006.

               Audit Related Fees.    HBM billed the Company $19,000 and $17,320 for the years ended December 31, 2007 and 2006, respectively, for its services in connection with the review of the Company’s registration statements on Form S-3.

               Tax Fees.    HBM billed the Company an aggregate of $5,000 and $5,000 for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2007 and 2006.

               All Other Fees.    No other fees were billed by HBM to the Company during 2007 and 2006.

               The Audit Committee of the Board of Directors has determined that the provision of services by HBM described above is compatible with maintaining HBM’s independence as the Company’s principal accountant.

Item 15:	Exhibits

(a)	Financial Statements
See Index to Financial Statements on page 54

(b)	Exhibits

3.1	Articles of Incorporation of Arena Resources, Inc. (i)

3.2	By-Laws of Arena Resources, Inc. (i)

10.1	First Amendment to First Amended and Restated Credit Agreement dated June 5, 2007, among Arena Resources, Inc. and MidFirst Bank, N.A., Compass Bank , Capital One, N.A. and SunTrust Bank (ii)

23.1	Consent of Lee Keeling and Associates, Inc., Independent Petroleum Engineers

23.2	Consent of Hansen, Barnett & Maxwell, P.C., Independent

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

(i)   Incorporated herein by reference to the exhibits to Arena Resources, Inc.’s Form SB-1 filed January 2, 2001 (SEC File No. 333-46164).

(ii)   Incorporated herein by reference to the exhibit to Arena Resources, Inc.’s From 8-K filed June 8, 2007.

SIGNATURES

               In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

ARENA RESOURCES, INC.

By:	/s/ Lloyd T. Rochford
Mr. Lloyd T. Rochford,
Chief Executive Officer

Date: March 12, 2008

By:	/s/ Phillip W. Terry
Mr. Phillip W. Terry
President

Date: March 12, 2008

By:	/s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 12, 2008

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford
Mr. Lloyd T. Rochford
Director

Date: March 12, 2008

/s/ Stanley McCabe
Mr. Stanley McCabe
Director

Date: March 12, 2008

/s/ Clayton E. Woodrum
Mr. Clayton E. Woodrum
Director

Date: March 12, 2008

/s/ Anthony B. Petrelli
Mr. Anthony B. Petrelli
Director

Date: March 12, 2008

/s/ Carl H. Fiddner
Mr. Carl H. Fiddner
Director

Date: March 12, 2008

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

We have audited the accompanying consolidated balance sheets of Arena Resources, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arena Resources, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arena Resources, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2008 expressed an unqualified opinion thereon.

HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 7, 2008

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS

December 31,	2007	2006

ASSETS
Current Assets
Cash	$5,213,459	$4,919,984
Accounts receivable	20,462,160	6,702,677
Joint interest billing receivable	3,355,537	2,949,099
Prepaid expenses	133,393	102,585

Total Current Assets	29,164,549	14,674,345

Property and Equipment
Oil and gas properties subject to amortization	339,887,859	171,708,200
Drilling rigs	6,254,737	1,996,899
Land, buildings, equipment and leasehold improvements	4,512,224	180,261

Total Property and Equipment	350,654,820	173,885,360
Less: Accumulated depreciation and amortization	(30,497,371)	(12,246,727)

Net Property and Equipment	320,157,449	161,638,633

Total Assets	$349,321,998	$176,312,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$12,525,202	$14,367,252
Income taxes payable	539,793	-
Fair value of oil derivative	4,446,822	-
Accrued liabilities	1,704,658	628,618

Total Current Liabilities	19,216,475	14,995,870

Long-Term Liabilities
Notes payable	35,000,000	19,300,000
Notes payable to related parties	-	400,000
Asset retirement liability	3,397,830	2,250,332
Deferred income taxes	33,896,728	19,322,724

Total Long-Term Liabilities	72,294,558	41,273,056

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 34,278,779 shares and 29,337,574 shares outstanding, respectively	34,279	29,338
Additional paid-in capital	190,852,118	84,730,587
Retained earnings	69,726,066	35,284,127
Accumulated other comprehensive loss	(2,801,498)	-

Total Stockholders' Equity	257,810,965	120,044,052

Total Liabilities and Stockholders' Equity	$349,321,998	$176,312,978

The accompanying notes are an integral part of these consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED STATEMENTS OF OPERATIONS

For the years ended December 31,	2007	2006	2005

Oil and Gas Revenues	$100,089,698	$59,760,117	$25,843,077

Costs and Operating Expenses
Oil and gas production costs	11,500,461	6,453,831	3,832,486
Oil and gas production taxes	5,655,877	3,506,347	1,939,739
Realized loss on oil derivative	932,361	-	-
Depreciation, depletion and amortization	17,968,062	7,900,099	2,781,504
Accretion expense	190,904	127,132	102,585
General and administrative expense (which includes $4,140,747, $897,111 and $118,732, respectively, in stock based compensation)	7,815,721	3,617,309	1,365,590

Total Costs and Operating Expenses	44,063,386	21,604,718	10,021,904

Income from Operations	56,026,312	38,155,399	15,821,173

Other Income (Expense)
Gain from change in fair value of put options	-	-	95,033
Other financing expense	-	(785,598)	(597,773)
Interest income	884,990	288,604	-
Interest expense	(1,411,520)	(413,437)	(229,624)

Net Other Expense	(526,530)	(910,431)	(732,364)

Income Before Provision for Income Taxes	55,499,782	37,244,968	15,088,809

Provision for Income Taxes	(21,057,843)	(13,977,000)	(5,628,126)

Net Income	$34,441,939	$23,267,968	$9,460,683

Basic Net Income Per Common Share	$1.07	$0.83	$0.42
Diluted Net Income Per Common Share	1.02	0.77	0.38

Other Comprehensive Income (Loss)
Unrealized loss on oil derivative, net of tax	(2,801,498)	-	-

Total Other Comprehensive Income	$31,640,441	$23,267,968	$9,460,683

The accompanying notes are an integral part of these consolidated financial statements.

ARENA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance December 31, 2004	18,265,820	$18,266	$18,462,378	$(234,277)	$2,555,476	$-	$20,801,843
Warrants exercised for cash, net	5,942,546	5,942	17,868,679	-	-	-	17,874,621
Expiration of warrants	-	-	-	-	-	-	-
Issuance of common stock in property acquisition	50,000	50	340,600	-	-	-	340,650
Issuance for cash, net	1,941,748	1,942	9,534,996	-	-	-	9,536,938
Issuance of warrants for services relating to private offering	-	-	597,773	-	-	-	597,773
Cancellation of stock issued in property acquisition	(710)	-	(2,485)	-	-	-	(2,485)
Amortization of deferred compensation	-	-	-	118,732	-	-	118,732
Net income	-	-	-	-	9,460,683	-	9,460,683

Balance December 31, 2005	26,199,404	26,200	46,801,941	(115,545)	12,016,159	-	58,728,755
Issuance of common stock in property acquisition	262,000	262	3,752,624	-	-	-	3,752,886
Issuance of common stock as part of drilling rig acquisition	12,400	12	181,028	-	-	-	181,040
Warrants exercised for cash, net	100,000	100	149,900	-	-	-	150,000
Warrants exercised using cashless exercise provision	123,770	124	(124)	-	-	-	-
Option exercised for cash	340,000	340	639,660	-	-	-	640,000
Issuance for cash, net	2,300,000	2,300	29,786,579	-	-	-	29,788,879
Tax impact of option exercises	-	-	1,851,815	-	-	-	1,851,815
Issuance of warrants for services - relating to private offering	-	-	785,598	-	-	-	785,598
Expense related to vesting stock based compensation	-	-	897,111	-	-	-	897,111
Elimination of deferred compensation	-	-	(115,545)	115,545	-	-	-
Net income	-	-	-	-	23,267,968	-	23,267,968

Balance December 31, 2006	29,337,574	29,338	84,730,586	-	35,284,127	-	120,044,052
Options exercised for cash	570,000	570	1,851,930	-	-	-	1,852,500
Warrants exercised for cash	127,126	127	540,169	-	-	-	540,295
Warrants exercised using cashless exercise provision	139,079	139	(139)	-	-	-	-
Shares issued in property acquisition	5,000	5	204,745	-	-	-	204,750
Tax impact of option exercises	-	-	4,298,722	-	-	-	4,298,722
Issuance of common stock for cash, net	4,100,000	4,100	95,085,358	-	-	-	95,089,458
Expense related to vesting stock - based compensation	-	-	4,140,747	-	-	-	4,140,747
Loss on change in fair value of oil derivative, net of tax	-	-	-	-	-	(2,801,498)	(2,801,498)
Net income	-	-	-	-	34,441,939	-	34,441,939

Balance December 31, 2007	34,278,779	$34,279	$190,852,118	$-	$69,726,066	$(2,801,498)	$257,810,965

The accompanying notes are an integral part of these consolidated financial statements.

ARENA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2007	2006	2005

Cash Flows From Operating Activities
Net income	$34,441,939	$23,267,968	$9,460,683
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issued for financing expense	-	785,598	597,773
Depreciation, depletion and amortization	17,968,062	7,900,099	2,781,504
Provision for income taxes	21,057,843	13,977,000	5,628,126
Gain from change in fair value of put option	-	-	(95,033)
Gain on sale of equipment	(881)	-	-
Stock based compensation	4,140,747	897,111	118,732
Accretion of asset retirement obligation	190,904	127,132	102,585
Changes in assets and liabilities:
Accounts and joint interest receivable	(14,165,921)	(6,330,466)	(2,109,992)
Other changes in deferred income taxes	-	(320,058)	(82,521)
Prepaid expenses	(30,808)	(67,149)	(2,300)
Excess tax benefits from share-based payment arrangements	(4,298,722)	(1,851,815)	-
Accounts payable and accrued liabilities	(814,999)	8,729,479	4,419,545

Net Cash Provided by Operating Activities	58,488,164	47,114,899	20,819,102

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	7,000	-	735,000
Proceeds from sale of oil and gas properties	1,915,640	-	-
Purchase and development of oil and gas properties	(168,582,803)	(97,576,774)	(34,665,614)
Purchase of buildings, machinery and office equipment	(8,615,501)	(672,130)	(1,236,902)

Net Cash Used in Investing Activities	(175,275,664)	(98,248,904)	(35,167,516)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	95,089,458	29,788,879	9,536,938
Proceeds from exercise of warrants, net of offering costs	540,295	150,000	17,874,621
Proceeds from exercise of options	1,852,500	640,000	-
Excess tax benefits from share-based payment arrangements	4,298,722	1,851,815	-
Funds received and held for call options	-	1,272,093	-
Funds paid from funds held for call options	-	(1,265,912)	-
Issuance of notes payable	65,700,000	30,300,000	-
Payment of notes payable	(50,400,000)	(11,000,000)	(10,000,000)

Net Cash Provided by Financing Activities	117,080,975	51,736,875	17,411,559

Net Increase in Cash	293,475	602,870	3,063,145

Cash at Beginning of Period	4,919,984	4,317,114	1,253,969

Cash at End of Period	$5,213,459	$4,919,984	$4,317,114

For the years ended December 31,	2007	2006	2005

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$329,986	$82,521
Cash paid for interest	$1,463,328	$240,815	$199,624

Non-Cash Investing and Financing Activities
Common stock issued for properties	$204,750	$3,933,926	$340,650
Asset retirement obligation incurred in property acquisition and development	1,001,613	607,853	144,769

The accompanying notes are an integral part of these consolidated financial statements.

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

Fair Values of Financial Instruments — The carrying amounts reported in the balance sheets for accounts receivable, joint interest billings receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable and long-term debt approximate fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value estimates for oil derivatives are derived from published market prices for the underlying commodities to determine discounted expected future cash flows as of the date of the estimate. See Note 12—Derivative Instruments and Hedging Activities.

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

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Following is a table showing total depletion and amortization and depletion per barrel-of-oil-equivalent rate, by year for the years ended December 31, 2007, 2006, and 2005.

	For the Years Ended December 31,
	2007	2006	2005

Depletion	$17,885,561	$7,741,110	$2,757,187
Depletion rate, per barrel-of-oil-equivalent (BOE)	$11.42	$7.30	$5.42

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

Drilling Rigs – Drilling rigs are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of drilling rigs and placing them in service. Drilling rigs are depreciated over 10 years and the depreciation is capitalized as part of Oil and gas properties subject to amortization. For the year ended December 31, 2007 and 2006 the Company had depreciation of $306,133 and $133,125, respectively, on the company owned drilling rigs. There was no depreciation expense on the rigs for the year ended December 31, 2005 because the Company did not own any drilling rigs during 2005.

Land, Buildings, Equipment and Leasehold Improvements – Land, Buildings, Equipment and Leasehold Improvements are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of land, buildings, equipment and leasehold improvements and placing them in service.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation of buildings and equipment is calculated using the straight-line method based upon the following estimated useful lives:

Buildings and improvements	30 years
Office equipment and software	5-7 years
Machinery and equipment	5-7 years

One building has not been placed in service and, therefore, the Company has not recorded any depreciation on this building. Depreciation expense was $62,921, $25,864 and $22,659 for the years ended December 31, 2007, 2006, and 2005, respectively. No depreciation was taken during 2006 or 2005 on buildings as there were no company owned buildings during those time periods. An aggregate value of $530,000 has been attributed to the land on which the buildings sit and is not depreciated.

Revenue recognition – The Company predominantly derives its revenue from the sale of produced crude oil and natural gas. Revenue is recorded in the month the product is delivered to the purchaser. At the end of each month, the Company estimates the amount of production delivered to purchasers and the price we will receive. Variances between the Company’s estimated revenue and actual payment are recorded in the month the payment is received; however, differences have been insignificant.

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

Major Customers – During the year ended December 31, 2007, sales to two customers represented 83% and 11% of total sales, respectively. At December 31, 2007, these customers made up 85% and 7% of accounts receivable, respectively. During the year ended December 31, 2006, sales to one customer represented 82% of total sales, respectively. At December 31, 2006, this customer made up 80% of accounts receivable. During the year ended December 31, 2005, sales to two customers represented 72% and 12% of total sales, respectively. At December 31, 2005, these two customers made up 77% and 8% of accounts receivable, respectively. The loss of any of the foregoing customers would not have a material adverse affect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Stock-Based Employee Compensation – The Company has outstanding stock options to directors and employees, which are described more fully in Note 8. Effective January 1, 2006, the Company adopted Statements of Financial Standards 123R, Share-Based Payment (SFAS 123R), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adoption of SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation incurred for the years ended December 31, 2007, 2006, and 2005 was $4,140,747, $897,111 and $118,732, respectively.

Prior to January 1, 2006, the Company determined the value of stock-based compensation arrangements under the provisions of APB Opinion No. 25 “Accounting for Stock Issued to Employees” and made pro forma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” Had compensation expense for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed in SFAS No. 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts below for the year ended December 31, 2005:

For the Year Ended December 31,	2005

Net income, as reported	$9,460,683
Add: Stock based employee compensation expense included
in net income, net of related tax effects	74,444
Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all awards, net of related tax effects	(555,051)

Pro Forma Net Income	$8,980,076

Income Per Common Share
Basic, as reported	$0.42
Basic, pro forma	0.40

Diluted, as reported	$0.38
Diluted, pro forma	0.36

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

Derivative Instruments and Hedging Activities – Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded at fair value and included in the consolidated balance sheet as assets or liabilities. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and the resulting designation, which is established at the inception of a derivative. For derivative instruments designated as cash flow hedges, changes in fair value, to the extent the hedge is effective, are recognized in other comprehensive income until the hedged item is recognized in earnings. Any change in the fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in oil and natural gas sales. For derivative instruments designated as fair value hedges (in accordance with SFAS 133), changes in fair value, as well as the offsetting changes in the estimated fair value of the hedged item attributable to the hedged risk, are recognized currently in earnings. Differences between the changes in the fair values of the hedged item and the derivative instrument, if any, represent gains or losses on ineffectiveness and are reflected currently in interest expense. Hedge effectiveness is measured at least quarterly based on the relative changes in fair value between the derivative contract and the hedged item over time. Changes in fair value of contracts that do not qualify as hedges or are not designated as hedges are also recognized currently in earnings. See Note 12—Derivative Instruments and Hedging Activities.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to United States GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 allows entities to measure eligible items at fair value at specified election dates, with resulting changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”).  Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009.  SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.  SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions.  Other areas related to business combinations that will require changes from current GAAP include:  contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others.  SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders.

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the years ended December 31,	2007	2006	2005

Net Income	$34,441,939	$23,267,968	$9,460,683

Basic Weighted-Average Common Shares Outstanding	32,071,279	28,133,080	22,328,140
Effect of dilutive securities
Warrants	325,034	488,522	1,677,546
Stock options	1,271,616	1,427,906	1,194,526

Diluted Weighted-Average Common Shares Outstanding	33,667,929	30,049,508	25,200,212

Basic Income Per Common Share
Net income	1.07	0.83	0.42

Diluted Income Per Common Share
Net Income	1.02	0.77	0.38

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY AND EQUIPMENT

Acquisition of Oil and Gas Properties – During 2005, the Company acquired working interests in leases near its Fuhrman Mascho properties. The working interests acquired ranged from 20.2% to 100%, and the net revenue interest ranged from 16.1% to 79.2%. Total acquisition costs, included 10,000 shares of restricted common stock valued at $7.91 per share, or $79,050, and cash of $1,327,538. The pro forma impact of these acquisitions was not material to the Company’s historical results of operations.

During 2006, the Company acquired the lease rights to a total of 19,840 acres in Hamilton and Greeley Counties, Kansas. Total acquisition cost was $574,546, which included 20,000 shares of restricted common stock valued at $13.08 per share, or $261,600, and cash of $312,946. Subsequent to the acquisition of these leases, the Company sold a partial working interest in four wells the Company drilled and a right of first refusal on wells drilled offsetting those wells. Total funds received for these working interests were $735,000. These funds received were accounted for as an offset to capitalized costs. In February 2006, the Company issued 241,600 shares of the Company’s stock, valued at $3,326,832, or $13.77 per share, to re-acquire the interests sold. The pro forma impact of these transactions was not material to the Company’s historical results of operations.

During 2006, the Company acquired working interests in leases near its Fuhrman Mascho properties. The working interests acquired ranged from 72.5% to 100%, and the net revenue interests ranged from 55% to 80%. As a part of these acquisitions, the Company acquired the entire LZS Corporation. Total acquisition costs of $6,293,368, included 20,400 shares of restricted common stock valued at $20.89 per share, or $426,054 and cash of $5,867,314. The pro forma impact of these acquisitions was not material to the Company’s historical results of operations.

During 2006, the Company acquired 15,573 acres of lease rights in Kansas at a total cost of $543,350 in various locations. The pro forma impact of this acquisition was not material to the Company’s historical results of operations.

On December 11, 2007, we consummated a transaction pursuant to which we acquired a 100% working interest, 75% net revenue interest, in the South Fuhrman Mascho Unit, a 100% working interest, 78.125% net revenue interest, in the University Consolidated IX Unit and a 100% working interest, 75% net revenue interest, in approximately 5,040 acres of undeveloped acreage (collectively, the “Properties”), all of which are located in Andrews County, Texas. The Properties were acquired from Phoenix PetroCorp, Inc. The effective date of the acquisition was December 1, 2007 and the results of operations of the Properties are included in our results of operations from that date.

We acquired the Properties for their current production, as well as for the approximately 120 additional drilling locations which we estimate exist on the Properties. The Company paid $49,000,000 to the sellers. In addition, the Company paid acquisition costs of $222,250, including the issuance of 5,000 shares of common stock as a consulting and finder’s fee, valued at $204,750, or $40.95 per share. The acquisition was funded through the use of cash on hand and proceeds from the Company’s credit facility. The acquisition cost was allocated to the assets acquired and the liabilities assumed as follows:

Oil and gas properties subject to amortization	$49,401,768
Asset retirement obligation	(179,518)

Net Assets Acquired	$49,222,250

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisition had been completed on January 1, 2007 and 2006, respectively:

For the years ended December 31,	2007	2006

Oil and Gas Revenues	$104,805,391	$61,813,319
Net Income	33,876,318	21,850,054

Basic Net Income Per Share	$1.06	$0.78
Diluted Net Income Per Share	1.01	0.73

During 2007, the Company acquired working interests in leases and undeveloped acreage near its Fuhrman Mascho properties. The Company acquired a 100% working interest, 75% net revenue interest in the new leases and acreage. Total acquisition costs were $2,003,052, all through cash payments. The pro forma impact of these acquisitions was not material to the Company’s historical results of operations.

During 2007, the Company acquired working interest in leases near its North Benson property. The Company acquired a 100% working interest, and the net revenue interests ranged from 75.08% to 80.56%. Total acquisition costs were $4,706,157, all through cash payments. The pro forma impact of these acquisitions was not material to the Company’s historical results of operations.

Divestiture of Oil and Gas Properties – During 2007, the Company entered into an agreement to sell the working interest and related rights in the West San Andres property, which the Company had acquired for $500,000 in October 2003. Total proceeds to the Company from the sale of this property were $1,915,640, net of related costs of the sale. Under the full cost method of accounting, the proceeds were offset against oil and gas properties subject to amortization.

Acquisition of Drilling Rig – During 2006, the Company purchased a drilling rig, to be operated by the wholly owned subsidiary, Arena Drilling Company. Total costs to acquire and place the rig in service was $1,996,899, including the issuance of 12,400 shares of the Company’s restricted common stock, valued at $181,062, or $14.60 per share.

During 2007, the Company contracted for the construction of a second company owned drilling rig, to be operated by the wholly owned subsidiary, Arena Drilling Company. The Company paid $4,257,839 to acquire the rig and place it into service.

Acquisition of Office Buildings – During 2007, the Company acquired an office building, land and adjoining parcel of real estate in Tulsa, Oklahoma to serve as its executive offices. The building was purchased with a cash payment of $1,900,000. The building was partially renovated at a cost of $411,183 and placed into service during 2007. It is anticipated that the remainder of the building will be renovated during 2008.

During 2007, the Company acquired an office building in Hobbs, New Mexico to serve as its primary field office for its Permian Basin properties. The building was purchased with a cash payment of $357,500. The building was renovated at a cost of $994,747 and placed into service during 2007.

During 2007, the Company acquired an office building in Andrews, Texas to serve as the headquarters for its wholly owned subsidiary, Arena Drilling Company. The building was purchased with a cash payment of $405,301. It is anticipated that the building will be renovated and placed into service during 2008. The Company will not depreciate this building until it is occupied and in use.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – OIL AND GAS PRODUCING ACTIVITIES

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisitions, development and exploration activities:

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,	2007	2006	2005

Unproved oil and gas properties	$5,642,624	$5,099,974	$692,783
Proved oil and gas properties	334,245,235	166,608,226	69,077,903
Drilling rigs	6,254,737	1,996,899	1,191,126
Land, buildings, equipment and leasehold improvements	4,512,224	180,261	132,863

Total capitalized costs	350,654,820	173,885,360	71,094,675
Less accumulated depletion, depreciation and amortization	(30,497,371)	(12,246,727)	(4,346,628)

Net Capitalized Costs	$320,157,449	$161,638,633	$66,748,047

Net Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31,	2007	2006	2005

Acquisition of proved properties (net of proceeds from property sale)	53,554,064	7,122,176	1,406,588
Acquisition of unproved properties (net of proceeds from property sale)	542,650	3,282,635	(160,454)
Exploration costs	-	1,124,556	464,656
Development costs	113,084,344	89,797,285	32,557,989

Total Net Costs Incurred	$167,181,058	$101,326,652	$34,268,779

NOTE 5 – NOTES PAYABLE

Notes Payable – In April 2005, the Company entered into an agreement that amended the credit facility established in 2004 to increase its credit facility to $50,000,000, with an increased borrowing base of $35,000,000. The interest rate was a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2.25%, and is payable monthly. Amounts borrowed under the revolving credit facility are due in May 2009. The revolving credit facility is secured by the Company’s principal mineral interests. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the bank’s estimates of the future net cash flows of the Company’s oil and natural gas properties. In order to obtain the revolving credit facility, loans from two officers were subordinated to the position of the bank. The Company is required under the terms of the credit facility to maintain a tangible net worth of $12,000,000, maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense and maintain a current asset to current liability ratio of 1-to-1.

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

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2007, the Company entered into a new agreement that increased the borrowing base under its credit facility to $100,000,000, while leaving the credit facility at $150,000,000. Additionally, the interest rate was changed to be a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 1.75%. Additionally, the subordination of the loans from two officers was released. All other terms and conditions remained the same. At December 31, 2007, the Company was in compliance with all covenants and $35,000,000 was outstanding under this credit facility, with an additional $575,162 reserved under the revolving credit facility as collateral for standby letters of credit issued to various states.

Notes Payable to Related Parties – In 2002, the Board of Directors authorized the Company to borrow up to $500,000 from its officers. During 2002, the Company borrowed $400,000 from two of its officers. The related notes payable bore interest at 10% per annum. The notes were secured by all mineral interests, rights and equipment of the Company but were subordinated to the bank revolving credit facility mentioned above. In 2007 the subordination of these loans was released and the Company paid all principal and related interest to the two officers. Based on the borrowing rates available to the Company for bank loans, the fair value of the notes payable to officers was $400,000 at December 31, 2006 and were eliminated prior to December 31, 2007.

NOTE 6 – ASSET RETIREMENT OBLIGATION

A reconciliation of the asset retirement obligation for the years ended December 31, 2005, 2006 and 2007 is as follows:

Balance, January 1, 2005	$1,267,993
Liabilities incurred	144,769
Accretion expense	102,585

Balance, December 31, 2005	1,515,347

Liabilities incurred	607,853
Accretion expense	127,132

Balance, December 31, 2006	$2,250,332

Liabilities incurred	1,027,945
Accretion expense	190,904
Deletion related to property divestitures	(26,332)
Liabilities settled	(45,019)

Balance, December 31, 2007	$3,397,830

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class “A” convertible preferred shares, with a par value of $0.001 per share.

Preferred Stock – There is no preferred stock outstanding.

Common Stock Issued in Stock Split – In September 2007, the Company’s Board of Directors authorized a 2 for 1 stock split. The split was effective to shareholders of record at the close of business on October 15, 2007. The split was in the form of a stock dividend, with one additional share distributed for every share held. The additional shares were distributed on October 26, 2007 and the Company’s stock began trading at its post-split price on October 29, 2007. Accordingly, all amounts of common stock, warrants and options have been retroactively restated throughout these financial statements to give effect to the 2 for 1 stock split.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issued in Offerings – In July 2005, the Company issued 1,941,748 shares of common stock, valued at $10,000,000, or $5.15 per share, in a private placement. As of December 31, 2005, the Company had paid $463,062 in related offering costs. As a part of the private placement, the Company also assigned to certain of the investors call options to purchase 299,316 shares of its common stock at $4.25 per share. The call options were granted in connection with the issuance of shares of the Company’s common stock, as partial consideration for its purchase of interests in the Furhman-Mascho lease. The call terms in the option agreements provide the Company with the right to repurchase the shares issued in the Furhman-Mascho transaction at a price of $4.25 per share, at any time prior to November 1, 2006. The option agreements further provide the stockholders who received shares in that transaction the right to require the Company to repurchase its stock from them at a price of $3.50 per share (the public trading price of the common stock at the time of the Furhman-Mascho transaction) for a period of thirty days following November 1, 2006. The call options were exercised during 2006.

The proceeds from the offering were allocated to the common stock issued and the call options transferred based on their relative fair values and resulted in allocating $9,033,291 to the 1,941,748 shares of common stock and $503,647 to the 299,316 call options. The market value of the common stock on July 11, 2005 was $6.01 per share. The fair value of the call options was $2.175 per share determined by the Black-Scholes option pricing model using the following assumptions: volatility of 38.3%, risk-free interest rate of 3.6%, dividend yield of 0% and life of 1.0 years.

In May 2006, the Company issued 2,300,000 shares of common stock in a private placement for $32,246,000. The Company paid $2,457,121 in offering costs and underwriter’s fees resulting in net proceeds from the offering of $29,788,879.

In June 2007, the Company issued 4,100,000 shares of common stock, valued at $100,450,000, or $24.50 per share, in a private placement. Proceeds from the offering totaled $95,085,358 million, net of offering costs and expenses paid of $5,364,642.

Common Stock Issued from Warrant Exercises – During the year ended December 31, 2005, warrant holders exercised 375,600 warrants with an exercise price of $0.875 per share, 2,234,246 warrants with an exercise price of $2.50 per share, 3,330,700 warrants with an exercise price of $3.66 per share and 2,000 warrants with an exercise price of $4.50 per share for $18,113,627. The Company paid $239,006 in costs related to the call of a portion of those warrants.

During the year ended December 31, 2006, the Company issued 100,000 shares of common stock upon the exercise of warrants for proceeds of $150,000, or $1.50 per share. Additionally, during the year ended December 31, 2006, the Company issued 123,770 shares of common stock in a cashless exercise of 150,924 warrants with an exercise price of $4.50 per share and 6,922 warrants with an exercise price of $3.745 per share.

During the year ended December 31, 2007, the Company issued 127,126 shares of common stock from the exercise of warrants for proceeds of $540,295. Of these warrants, 20,000 had an exercise price of $4.50 per share, 34,952 had an exercise price of $5.15 per share and 72,174 had an exercise price of $3.745. Additionally, during the year ended December 31, 2007, the Company issued 134,120 shares of common stock in a cashless exercise of 145,000 warrants with an exercise price of $3.745 per share and 4,959 shares of common stock in a cashless exercise of 5,824 warrants with an exercise price of $5.15 per share.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issued from Option Exercises – During the year ended December 31, 2006, the Company issued 340,000 shares of common stock upon the exercise of options for proceeds of $640,000, or an average of $1.88 per share. As a result of these exercises, the Company recognized an additional tax benefit in the amount of $1,851,815, which was recorded against additional paid-in capital.

During the year ended December 31, 2007, the Company issued 570,000 shares of common stock upon the exercise of options for proceeds of $1,852,500, or an average of $3.25 per share. As a result of these exercises, the Company recognized an additional tax benefit in the amount of $4,298,722, which was recorded against additional paid-in capital.

Other Issuances of Common Stock – In February 2006, the Company issued 12,400 shares of restricted common stock, valued at $181,040, or $14.60 per share, as part of the cost of a drilling rig that the Company acquired as disclosed in Note 3.

Warrants Issued – In connection with the July 2005 private placement, the Company committed to use its best efforts to register the shares with the SEC. The Company was unable to affect the registration within the allotted time and was required to issue 58,252 warrants on December 28, 2005. The exercise price of these warrants is $5.15 and the warrants expire December 28, 2010. The Company recognized an expense for the fair value of these warrants of $597,773. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: 4.32% risk-free interest rate; 43.44% expected volatility; five year expected life and 0% dividend yield.

The Company continued to be unable to affect the registration within a month from the end of the original allotted time and was required to issue an additional 58,252 warrants in January 2006. The exercise price of these warrants is $5.15 and the warrants expire in January 2011. The Company recognized an expense equal to the fair value of these warrants of $785,598. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: 4.44% risk-free interest rate; 43.42% expected volatility; five year expected life and 0% dividend yield.

Stock purchase warrants issued and exercised during the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	2007		2006		2005

	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price

Outstanding at beginning of the year	536,658	$4.25	736,252	$3.85	6,629,846	$2.24
Issued	-	-	58,252	5.15	58,252	5.15
Expired	-	-	-	-	(9,300)	2.16
Exercised	(277,950)	3.08	(257,846)	1.66	(5,942,546)	3.05

Outstanding at end of year	258,708	$4.50	536,658	$4.25	736,252	$3.85

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock purchase warrants outstanding at December 31, 2007 are as follows:

Warrants Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life

65,904	$ 3.745	1.6 years
117,076	4.50	1.6
75,728	5.15	3.0

258,708

NOTE 8 – EMPLOYEE STOCK OPTIONS

In 2003, the Company’s Board of Directors and shareholders approved and adopted a non-qualified executive stock option plan, which was amended by the shareholders at the annual meetings in 2004, 2005 and 2006. The amendments effectively increased the number of shares available under the plan to 5,000,000. There are 640,000 options still available for grant at December 31, 2007.

In January 2005 and October 2005, the Company granted nonqualified stock options to directors and employees to purchase 750,000 shares and 100,000 shares of common stock at $4.15 and $10.425, respectively.

In April 2006, the Company issued 100,000 options with an original exercise price of $17.215 per share under the Company’s stock option plan. In June 2006, the Company amended these options to have an exercise price of $13.70.

Throughout 2007 the Company issued 1,525,000 stock options to employees and directors. Following is a table reflecting these issuances and their related exercise prices:

Grant date	# of options	Exercise price

January 11, 2007	100,000	$18.675
January 22, 2007	600,000	19.23
May 1, 2007	200,000	23.42
July 24, 2007	100,000	26.96
November 1, 2007	50,000	35.53
November 7, 2007	50,000	35.34
December 1, 2007	300,000	37.59
December 17, 2007	125,000	37.85

	1,525,000

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted. A summary of the status of the stock options as of December 31, 2007 and changes during the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007		2006		2005

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of the year	2,610,000	$3.31	2,850,000	$2.78	2,000,000	$1.88
Issued	1,525,000	26.45	100,000	13.70	850,000	4.89
Forfeited	(115,000)	3.35	-	-	-	-
Exercised	(570,000)	3.25	(340,000)	1.88	-	-

Outstanding at end of year	3,450,000	13.55	2,610,000	3.31	2,850,000	2.78

Exercisable at end of year	1,050,000	$2.33	1,030,000	$2.38	800,000	$1.88

Weighted average fair value of options granted during the year		$10.84		$8.77		$1.70

The following are the Black-Scholes weighted-average assumptions used for options granted during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Risk free interest rate	4.30%	4.92%	3.73%
Expected life	4.25 years	5 years	5 years
Dividend yield	-	-	-
Volatility	47%	44%	32%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options.

As of December 31, 2007, there was approximately $13,016,105 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.81 years. The aggregate intrinsic value of options expected to vest at December 31, 2007 and 2006 was $56,442,451 $47,096,550, respectively. The aggregate intrinsic value of options exercisable at December 31, 2007 and 2006 was $41,348,000 and $19,551,650, respectively. The year end intrinsic values are based on a December 31, 2007 and 2006 closing price of $41.71 and $21.36 (adjusted for the Company’s stock split), respectively. The 570,000 and 340,000 options exercised during 2007 and 2006, respectively, had an intrinsic value of $12,122,600 and $5,075,600, respectively. During the years ended December 31, 2007 and 2006, 590,000 and 570,000, respectively, options vested. The fair value of these options was 837,021 and 661,698, respectively.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s tax returns include deductions for options exercised during the years ended December 31, 2007 and 2006 in excess of cumulative compensation costs related to those options recognized for financial reporting purposes. Accordingly, the Company has recognized a realized tax asset and recorded it against additional paid-in capital. The excess tax benefit recorded for the years ended December 31, 2007 and 2006 were $4,298,722 and $1,851,813, respectively.

The following table summarizes information related to the Company’s stock options outstanding at December 31, 2007:

	Options Outstanding

Exercise price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable

$1.85	1,140,000	0.75	800,000
2.40	60,000	1.03	40,000
4.15	585,000	2.50	210,000
10.425	60,000	3.30	-
13.70	80,000	3.95	-
18.675	100,000	4.53	-
19.23	600,000	4.56	-
23.42	200,000	4.83	-
26.96	100,000	5.07	-
35.53	50,000	5.33	-
35.54	50,000	5.35	-
37.59	300,000	5.42	-
37.85	125,000	5.46	-

	3,450,000	3.01	1,050,000

NOTE 9 – RELATED PARTY TRANSACTIONS

In July 2002, the Company borrowed $400,000 from two of its officers under the terms of secured, 10% promissory notes. These notes and all accrued interest were paid during 2007. The details of these notes are more fully described in Note 5.

NOTE 10 – COMMITMENTS

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma and New Mexico totaling $575,162 to allow the Company to do business in those states. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – INCOME TAXES

At December 31, 2007, the Company had alternative minimum income tax of $539,793 which is shown in current liabilities on the balance sheet as of that date. At December 31, 2006, the Company had alternative minimum income tax of $304,000, but had made sufficient estimated tax payments as to not have a year end taxes payable. The provision for income taxes consisted of the following:

Provision for income taxes	2007	2006	2005

Current	$539,793	$304,000	$365,606
Deferred	20,518,050	13,673,000	5,262,520

	$21,057,843	$13,977,000	$5,628,126

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

Rate Reconciliation	2007	2006	2005

Tax at federal statutory rate (34%)	$18,869,926	$12,663,000	$5,130,195
Non-deductible expenses (non-taxable income)	13,939	27,000	-
State tax, net of federal benefit	1,831,493	1,229,000	497,931
Other	342,485	58,000	-

	$21,057,843	$13,977,000	$5,628,126

As of December 31, 2007, the Company had net operating loss and IDC carry forwards for federal income tax reporting purposes of approximately $66 million which, if unused, will expire in 2022, 2025, 2026 and 2027. The Company also has minimum tax credits of $862,000 which do not expire.

The net deferred tax liability consisted of the following:

Deferred taxes:	2007	2006	2005

Deferred tax liabilities
Property and equipment	$63,011,335	$37,448,700	$11,102,307

Total deferred tax liabilities	63,011,335	37,448,700	11,102,307

Deferred tax assets
Stock-based compensation	1,808,770	493,775	203,078
Minimum tax credit	862,000	346,744	401,109
Unrealized loss on oil derivative	1,658,665	-	-
Operating loss and IDC carryforwards	24,785,172	17,285,457	3,310,511

Total deferred tax assets	29,114,607	18,125,976	3,914,698

Net deferred income tax liability	$33,896,728	$19,322,724	$7,187,609

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in equity through other comprehensive income, net of related taxes, to the extent the hedge is effective. The Company’s derivative instrument qualified for hedge accounting during 2007. The Company did not have any derivative instruments in 2006 or 2005. The change in fair value of the derivative instrument was recorded to other comprehensive income for the year ended December 31, 2007. The cash settlements of cash flow hedges are recorded as a loss on derivatives in the operating section of the Company’s statement of operations. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet at fair value and changes in fair value are recognized in earnings as derivative expense (income).

The Company’s hedges are specifically referenced to NYMEX prices. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2007, the Company’s hedging contracts were considered effective cash flow hedges.

Estimating the fair value of hedging derivatives requires complex calculations incorporating estimates of future prices, discount rates and price movements. Our statement of operations includes a loss on derivative instrument of $932,361 for 2007.

As of December 31, 2007, the Company had entered into the following costless collar contracts accounted for as a cash flow hedge:

Commodity	Period	Volume	Floor	Ceiling
WTI Crude Oil	August 2007 - December 2008	458,000	$ 65.00	$ 80.50

At December 31, 2007, the Company recognized a liability of $4,446,822 related to the estimated fair value of the derivative instrument. Based on the estimated future commodity prices as of December 31, 2007, the Company would realize a $2,801,498 loss, net of taxes, as a loss on derivative instrument during the next 12 months. These losses are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the costless collar contracts.

NOTE 13 –EMPLOYEES’ BENEFIT PLANS

The Company’s employees are eligible to participate in a 401(k) plan after attaining the age of 18. Participants may defer up to 100% of eligible compensation. The Company matches participant contributions dollar for dollar up to 6% of participant compensation not exceeding $15,500 per employee ($20,500 for those over 50, choosing to catch-up). For the year ended December 31, 2007, the Company made contributions to the plan totaling $109,658. The plan was established during 2007, so there were no contributions made prior to 2007.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – SUBSEQUENT EVENTS (UNAUDITED)

Subsequent to December 31, 2007, the Company has borrowed an additional $5,500,000 on its credit facility described in Note 5.

Subsequent to December 31, 2007, option holders exercised a total of 820,000 options for net proceeds of $1,448,000.

NOTE 15 – QUARTERLY FINANCIAL DATA (UNAUDITED)

               Quarterly financial information is presented in the following summary:

	2005

	Three Months Ended

	March 31	June 30	September 30	December 31

Revenues	$3,914,735	$4,628,554	$7,937,785	$9,362,003
Operating Income	2,060,256	2,816,909	5,465,181	5,478,827
Net Income	1,286,700	1,715,100	3,443,999	3,014,884
Basic Net Income Per Share	$0.07	$0.08	$0.15	$0.12
Diluted Net Income Per Share	0.06	0.07	0.13	0.11

	2006

	Three Months Ended

	March 31	June 30	September 30	December 31

Revenues	$10,380,395	$14,690,068	$18,192,860	$16,496,794
Operating Income	6,519,069	10,279,093	12,682,614	8,674,623
Net Income	3,582,676	6,445,224	8,006,824	5,233,244
Basic Net Income Per Share	$0.14	$0.23	$0.27	$0.18
Diluted Net Income Per Share	0.13	0.22	0.26	0.17

	2007

	Three Months Ended

	March 31	June 30	September 30	December 31

Revenues	$16,651,301	$21,620,299	$26,731,699	$35,086,399
Operating Income	9,395,863	13,283,378	17,661,615	15,685,456
Net Income	5,707,890	7,899,378	11,403,777	9,430,894
Basic Net Income Per Share	$0.19	$0.26	$0.33	$0.28
Diluted Net Income Per Share	0.18	0.24	0.32	0.26

               The net income per share information above will not match the income statement due to rounding.

NOTE 15 – SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

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

For the Years Ended December 31,	2007	2006	2005

Oil and gas revenues	$100,089,698	$59,760,117	$25,843,077
Production costs	(11,500,461)	(6,453,830)	(3,832,487)
Production taxes	(5,655,877)	(3,506,347)	(1,939,739)
Realized loss on oil derivative	(932,361)	-	-
Depreciation, depletion, amortization and accretion	(18,158,966)	(8,027,231)	(2,884,089)
General and administrative (exclusive of corporate overhead)	(3,011,753)	(894,499)	(613,762)

Results of operations before income taxes	60,830,280	40,878,210	16,573,000
Provision for income taxes	(22,507,204)	(15,124,938)	(6,132,010)

Results of Oil and Gas Producing Operations	$38,323,076	$25,753,272	$10,440,990

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

For the Years Ended December 31,	2007		2006		2005

	Oil (1)	Gas (1)	Oil (1)	Gas (1)	Oil (1)	Gas (1)

Proved Developed and Undeveloped Reserves
Beginning of year	36,064,273	42,424,199	24,867,189	31,982,079	19,550,664	9,999,541
Purchases of minerals in place	7,021,972	4,330,246	3,644,144	2,605,212	882,460	377,179
Improved recovery and development	6,016,660	6,852,346	8,952,460	10,206,642	2,546,477	19,188,896
Production	(1,316,023)	(1,503,611)	(900,616)	(989,991)	(441,995)	(398,611)
Revision of previous estimate	(373,560)	(4,028,218)	(498,904)	(1,379,743)	2,329,583	2,815,074

End of year	47,413,322	48,074,962	36,064,273	42,424,199	24,867,189	31,982,079

Proved Developed at end of year	14,951,794	30,783,255	11,566,186	29,679,976	7,885,115	22,480,279

ARENA RESOURCES, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Cash Flows

December 31,	2007	2006	2005

Future cash flows	$4,634,645,500	$2,206,997,329	$1,629,948,750
Future production costs	(790,284,047)	(436,830,228)	(281,685,991)
Future development costs	(321,485,125)	(150,553,635)	(95,765,594)
Future income taxes	(1,254,982,170)	(578,112,324)	(423,161,523)

Future net cash flows	2,267,894,158	1,041,501,142	829,335,642
10% annual discount for estimated timing of cash flows	(991,727,804)	(496,061,467)	(383,735,076)

Standardized Measure of Discounted Cash Flows	$1,276,166,354	$545,439,675	$445,600,566

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2007	2006	2005

Beginning of the year	$545,439,675	$445,600,566	$205,240,750
Purchase of minerals in place	325,058,027	18,153,711	33,405,120
Extensions, discoveries and improved recovery, less related costs	-	-	5,962,820
Development costs incurred during the year	362,283,025	328,401,017	189,832,736
Sales of oil and gas produced, net of production costs	(82,949,751)	(53,324,929)	(21,991,034)
Accretion of discount	81,870,181	58,727,964	28,467,073
Net changes in price and production costs	592,749,069	(106,369,988)	191,917,618
Net change in estimated future development costs	(111,175,136)	(53,640,718)	(36,307,702)
Revision of previous quantity estimates	(7,424,163)	(14,276,840)	87,175,031
Revision of estimated timing of cash flows	(26,688,222)	(8,582,606)	(111,387,288)
Net change in income taxes	(402,996,351)	(69,248,502)	(126,714,558)

End of the Year	$1,276,166,354	$545,439,675	$445,600,566