Form 10-Q
period 2008-03-31
ARENA RESOURCES INC
filed 2008-05-07
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
|X| Yes    |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer |X|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller reporting company |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
|_| Yes    |X| No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

As of April 30, 2008, the Company had outstanding 35,107,411 shares of common stock ($0.001 par value).

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash	$6,687,188	$5,213,459
Accounts receivable	23,664,455	20,462,160
Joint interest billing receivable	2,832,756	3,355,537
Prepaid expenses	29,045	133,393

Total Current Assets	33,213,444	29,164,549

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	380,850,166	339,887,859
Drilling rigs	6,423,897	6,254,737
Land, buildings, equipment and leasehold improvements	4,860,533	4,512,224

Total Property and Equipment	392,134,596	350,654,820
Less: Accumulated depreciation and amortization	(36,796,492)	(30,497,371)

Net Property and Equipment	355,338,104	320,157,449

Total Assets	$388,551,548	$349,321,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$13,399,418	$12,525,202
Income taxes payable	-	539,793
Fair value of oil derivative	5,056,201	4,446,822
Accrued liabilities	2,480,044	1,704,658

Total Current Liabilities	20,935,663	19,216,475

Long-Term Liabilities
Notes payable	40,500,000	35,000,000
Asset retirement liability	3,618,305	3,397,830
Deferred income taxes	44,429,683	33,896,728

Total Long-Term Liabilities	88,547,988	72,294,558

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 35,107,411 shares and 34,278,779 shares outstanding, respectively	35,108	34,279
Additional paid-in capital	194,173,945	190,852,118
Retained earnings	88,044,461	69,726,066
Accumulated other comprehensive loss	(3,185,617)	(2,801,498)

Total Stockholders' Equity	279,067,897	257,810,965

Total Liabilities and Stockholders' Equity	$388,551,548	$349,321,998

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,	2008	2007

Oil and Gas Revenues	$45,312,392	$16,651,301

Costs and Operating Expenses
Oil and gas production costs	2,911,925	2,360,949
Oil and gas production taxes	2,329,750	958,651
Realized loss on oil derivatives	1,588,440	-
Depreciation, depletion and amortization	6,139,933	2,657,555
Accretion expense	68,425	43,497
General and administrative expense	2,622,983	1,234,786

Total Costs and Operating Expenses	15,661,456	7,255,438

Other Income (Expense)
Interest income	40,961	50,828
Interest expense	(615,080)	(404,167)

Net Other Expense	(574,119)	(353,339)

Income Before Provision for Income Taxes	29,076,817	9,042,524

Provision for Deferred Income Taxes	(10,758,422)	(3,334,634)

Net Income	$18,318,395	$5,707,890

Basic Net Income Per Common Share	0.52	0.19
Diluted Net Income Per Common Share	0.51	0.18

Other Comprehensive Loss
Unrealized loss on oil derivative, net of tax	(384,119)	-

Total Other Comprehensive Income	$17,934,276	$5,707,890

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended March 31,	2008	2007

Cash Flows From Operating Activities
Net income	$18,318,395	$5,707,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	6,139,933	2,653,585
Provision for income taxes	10,758,422	3,334,634
Stock based compensation	1,760,812	639,624
Accretion of asset retirement obligation	68,425	43,497
Changes in assets and liabilities:
Accounts and joint interest receivable	(2,679,514)	708,355
Other changes in deferred income taxes	(540,000)	-
Prepaid expenses	104,348	81,515
Excess tax benefits from share-based payment arrangements	-	(1,714,733)
Accounts payable and accrued liabilities	1,549,185	(5,397,930)

Net Cash Provided by Operating Activities	35,480,006	6,056,437

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(40,550,652)	(24,373,643)
Purchase of buildings, drilling rigs & equipment	(517,469)	(1,902,646)

Net Cash Used in Investing Activities	(41,068,121)	(26,276,289)

Cash Flows From Financing Activities
Cash paid for offering costs	(5,000)	-
Proceeds from exercise of warrants	38,844	270,003
Proceeds from exercise of options	1,528,000	485,500
Excess tax benefits from share-based payment arrangements	-	1,714,733
Proceeds from issuance of notes payable	5,500,000	17,200,000
Payment of notes payable	-	(400,000)

Net Cash Provided by Financing Activities	7,061,844	19,270,236

Net Increase in Cash	1,473,729	(949,616)

Cash at Beginning of Period	5,213,459	4,919,984

Cash at End of Period	$6,687,188	$3,970,368

Supplemental Cash Flow Information
Cash paid for income taxes	$540,000	$-
Cash paid for interest	482,599	590,641

Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	252,467	75,804
Depreciation on drilling rigs capitalized as oil and gas properties	159,187	49,922

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2007. The financial position and results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

During 2007 the Company completed a 2 for 1 stock split, in the form of a stock dividend. Accordingly, all share amounts throughout these financial statements have been retroactively restated to account for the split.

Nature of Operations – Arena Resources, Inc. (the “Company”) owns interests in oil and gas properties located in Oklahoma, Texas, Kansas and New Mexico. The Company is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas. The accompanying statements of operations and cash flows include the operations of their wholly owned subsidiaries from the date of acquisition/formation.

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

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for accounts receivable, joint interest billings receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable and long-term debt approximate fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value estimates for oil derivatives are derived from published market prices for the underlying commodities to determine discounted expected future cash flows as of the date of the estimate. See Note 9—Derivative Instruments.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Major Customer – The Company has cash in excess of federally insured limits at March 31, 2008. During the three months ended March 31, 2008, sales to one customer represented 83% of oil and gas revenues. At March 31, 2008, this customer made up 86% of accounts receivable.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three months ended March 31, 2008 was $6,139,933, based on depletion at the rate of $11.78 per barrel of oil equivalent compared to $2,657,555, based on depletion at the rate of $7.89 per barrel of oil equivalent for the three months ended March 31, 2007. These amounts include $49,691 and $8,437 of depreciation for the three months ended March 31, 2008 and 2007, respectively.

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

Drilling Rigs – Drilling rigs are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of drilling rigs and placing them in service. Drilling rigs are depreciated over 10 years and the depreciation is capitalized as part of oil and gas properties subject to amortization. For the three months ended March 31, 2008 and 2007 the Company had depreciation of $159,187 and $49,922, respectively, on the Company owned drilling rigs.

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

One building has not been placed in service and, therefore, the Company has not recorded any depreciation on this building. Depreciation expense on the buildings and improvements was $29,152 for the three months ended March 31, 2008. No depreciation was taken during the three months ended March 31, 2007 on buildings and improvement, as there were no Company owned buildings during that time period. An aggregate value of $530,000 has been attributed to the land on which the buildings are located and is not depreciated.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Recent Accounting Pronouncements – In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment to FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. The Company adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 had no material impact on its financial position and results of operations as the Company has not elected to utilize the fair value option on any assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will require the additional disclosures described above. The Company is does not expect the adoption of SFAS 161 to have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51” (“SFAS 160”). Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009. SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination. SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions. Other areas related to business combinations that will require changes from current GAAP include: contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others. SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. The Company does not expect the adoption of SFAS 141R or 160 to have a material impact on its results of operations or financial condition.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the Three Months Ended March 31,	2008	2007

Net Income	$18,318,395	$5,707,890

Basic Weighted-Average Common Shares Outstanding	34,892,570	29,512,394
Effect of dilutive securities
Warrants	228,232	411,932
Stock options	1,108,624	1,331,946

Diluted Weighted-Average Common Shares Outstanding	36,229,426	31,256,272

Basic Income Per Common Share
Net income	0.52	0.19

Diluted Income Per Common Share
Net income	0.51	0.18

For the three months ended March 31, 2008, 525,000 stock options were not included in the computation of diluted income per share as their effects are anti-dilutive.

NOTE 3 – PROPERTY AND EQUIPMENT

Acquisition of Oil and Gas Properties – On December 11, 2007, the Company consummated a transaction pursuant to which the Company acquired a 100% working interest, 75% net revenue interest, in the South Fuhrman Mascho Unit, a 100% working interest, 78.125% net revenue interest, in the University Consolidated IX Unit and a 100% working interest, 75% net revenue interest, in approximately 5,040 acres of undeveloped acreage (collectively, the “Properties”), all of which are located in Andrews County, Texas. The Properties were acquired from Phoenix PetroCorp, Inc. The effective date of the acquisition was December 1, 2007. The Company acquired the Properties for their current production, as well as for the approximately 120 additional drilling locations which we estimate exist on the Properties. The Company paid $49,000,000 to the sellers. In addition, the Company paid acquisition costs of $222,250, including the issuance of 5,000 shares of common stock as a consulting and finder’s fee, valued at $204,750, or $40.95 per share. The acquisition was funded through the use of cash on hand and proceeds from the Company’s credit facility.

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the properties had been completed on January 1, 2007:

For the Three Months Ended March 31,	2008	2007

Oil and Gas Revenues	$45,312,392	$17,090,595

Net Income	18,318,395	5,208,603

Income Per Common Share
Basic Net Income Per Common Share	$0.52	$0.16
Diluted Net Income Per Common Share	0.51	0.15

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4 – NOTES PAYABLE

Credit facility – In June 2007, the Company entered into a new agreement that increased the borrowing base under its credit facility to $100,000,000, while leaving the credit facility at $150,000,000. Additionally, the interest rate was changed to be a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 1.75%. Additionally, the subordination of the loans from two officers was released. All other terms and conditions remained the same. As of March 31, 2008, the Company was in compliance with all covenants and had $40,500,000 outstanding under this credit facility.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2008 is as follows:

Balance, January 1, 2008	$3,397,830
Liabilities incurred	252,467
Accretion expense	68,425
Liabilities settled	(100,417)

Balance, March 31, 2008	$3,618,305

NOTE 6 – STOCKHOLDERS’ EQUITY

Warrants exercised – During the three months ended March 31, 2008, the Company issued 8,632 shares of common stock from the exercise of warrants with an exercise price of $4.50 per share, for proceeds of $38,844.

Options exercised – During the three months ended March 31, 2008, the Company issued 820,000 shares of common stock from the exercise of options for proceeds of $1,528,000. Of these options, 800,000 had an exercise price of $1.85 per share and 20,000 had an exercise price of $2.40 per share.

NOTE 7 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for stock based awards during the three months ended March 31, 2008 was $1,760,812, as compared to $639,624 for the three months ended March 31, 2007, and is included in general and administrative expense in the accompanying financial statements.

The Company did not grant any nonqualified stock options to directors and employees during the three months ended March 31, 2008. A summary of the status of the stock options as of March 31, 2008 and changes during the three months ended March 31, 2008 is as follows:

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2007	3,450,000	$13.55
Exercised	(820,000)	1.86

Outstanding at March 31, 2008	2,630,000	17.19

Exercisable at March 31, 2008	495,000	$8.32

As of March 31, 2008, there was approximately $11,642,928 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.72 years. The aggregate intrinsic value of options expected to vest at March 31, 2008 was $42,558,601. The aggregate intrinsic value of options exercisable at March 31, 2008 was $19,161,450. The intrinsic value is based on a March 31, 2008 closing price of the Company’s common stock of $38.71.

The 820,000 options exercised during the three months ended March 31, 2008 had an intrinsic value of $10,329,700 on the date of exercise. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for the three months ended March 31, 2008.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma, New Mexico and Kansas totaling $660,432 to allow the Company to do business in those states. The standby letters of credit are valid until cancelled or matured and are collateralized by the revolving credit facility with the bank. Letter of credit terms range from one to five years. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

NOTE 9 – DERIVATIVE INSTRUMENTS

In 2007 the Company entered into a derivative contract in order to manage the commodity price risk for a portion of production through 2008. The Company’s current derivative contract is a costless collar. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar position as of March 31, 2008.

Commodity	Period	Volume	Floor	Ceiling
WTI Crude Oil	August 2007 - December 2008	458,000	$ 65.00	$ 80.50

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

The changes in fair value of the oil hedging contracts in place at March 31, 2008, resulted in an increase in the liability of $609,379, to $5,056,201. The after tax impact of the change in the fair value of the hedge of $384,119 is reflected in other comprehensive income. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value from ineffectiveness is recognized currently in unrealized derivative gain or loss in the consolidated statements of operations.

Cash settlements of cash flow hedges are recorded as a loss on derivatives in the operating section of the Company’s statement of operations. Our statement of operations for the three months ended March 31, 2008 includes a loss on derivative instrument of $1,558,440. No amounts were shown for the three months ended March 31, 2007 because the Company did not have any hedging contracts in place at that time.

NOTE 10 – FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements” (SFAS 157), establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. On January 1, 2008, the Company applied SFAS 157 for its assets and liabilities that are measured at fair value on a recurring basis, primarily our costless collars. The initial adoption of SFAS 157 had no material impact on the Company’s Consolidated Financial Statements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Beginning January 1, 2009, the Company will apply SFAS 157 fair value requirements to non-financial assets and non-financial liabilities that are not recognized or disclosed on a recurring basis. SFAS 157 requires two distinct transition approaches: (1) cumulative-effect adjustment to beginning retained earnings for certain financial instrument transactions and (2) prospectively as of the date of adoption through earnings or other comprehensive income, as applicable for all other instruments. Upon adopting SFAS 157, the Company applied a prospective transition as it did not have financial instrument transactions that required a cumulative-effect adjustment to beginning retained earnings.

Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. Fair value is a market based measurement considered from the perspective of a market participant. The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation. These inputs can be readily observable, market corroborated, or unobservable. The Company primarily applies a market approach for recurring fair value measurements using the best available information while utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company’s fair value balances are based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company does not have any fair value balances classified as Level 1.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

•	Level 2 — Inputs are other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. The Company’s Level 2 items consist of a costless collars.

•	Level 3 — Includes inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. Level 3 would include instruments valued using industry standard pricing models and other valuation methods that utilize unobservable pricing inputs that are significant to the overall fair value. The Company does not have any fair value balances classified as Level 3.

In valuing certain contracts, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The following table sets forth by level within the fair value hierarchy the Company’s liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2008 Using:
	Quoted Prices in Active Markets for Identical Liabilities: (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:

Costless collars	$-	$5,056,201	$-	$5,056,201

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2008, the Company has drawn $5,500,000 on its credit facility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended March 31, 2008

Oil and natural gas sales. For the three months ended March 31, 2008, oil and natural gas sales revenue increased $28,661,091 to $45,312,392, compared to $16,651,301 for the same period during 2007. Oil sales increased $27,115,670 and natural gas sales increased $1,545,421. The increases were the result of our increased volumes due to our development and increased oil and gas prices between periods. For the three months ended March 31, 2008, oil sales volume increased 170,518 barrels to 453,056 barrels, compared to 282,538 barrels for the same period in 2007. The average realized per barrel oil price increased 78% from $51.71 for the three months ended March 31, 2007 to $92.10 for the three months ended March 31, 2008. For the three months ended March 31, 2008, gas sales volume increased 58,979 thousand cubic feet (MCF) to 383,914 MCF, compared to 324,935 MCF for the same period in 2007. The average realized natural gas price per MCF increased 49% from $6.28 for the three months ended March 31, 2007 to $9.34 for the three months ended March 31, 2008.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $2,360,949 or $7.01 per barrel of oil equivalent (BOE) for the three months ended March 31, 2007 to $2,911,925 or $5.63 per BOE for the three months ended March 31, 2008. The increase in total LOE was due to our on-going development projects. The decrease in the per BOE amounts is a result of increased production as a result of the development of our properties.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 6% during the three months ended March 31, 2007 and decreased to 5% for the three months ended March 31, 2008. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $3,482,378 to $6,139,933 for the three months ended March 31, 2008, compared to the same period in 2007. The increase was primarily a result of an increase in volume and in the average depletion rate from $7.89 per BOE during the three months ended March 31, 2007 to $11.78 per BOE during the three months ended March 31, 2008. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $1,388,197 to $2,622,983 for the three months ended March 31, 2008, compared to the same period in 2007. A portion of this increase was due to the increase of stock-based compensation expense of $1,760,812 as compared to $639,624 for the same period in 2007. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest income. Interest income was $40,961 for the three months ended March 31, 2008, compared to $50,828 for the three months ended March 31, 2007. The decrease was due to lower cash balances between periods.

Interest expense. Interest expense was $615,080 for the three months ended March 31, 2008, compared to $404,167 for the three months ended March 31, 2007. The increase was due to larger outstanding debt between the periods.

Income tax expense. Our effective tax rate was 37% during the three months ended March 31, 2007 and remained steady at 37% for the three months ended March 31, 2008.

Net income. Net income increased from $5,707,890 for the three months ended March 31, 2007 to $18,318,395 for the same period in 2008. The primary reasons for this increase include increased volumes as a result of the development of our properties and higher commodity prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

	Net Production Volume		Net Revenue
Texas Leases	390,062	BBLS	$35,879,467
Oklahoma Leases	9,923	BBLS	$935,850
New Mexico Leases	53,071	BBLS	$4,910,289

GAS

	Net Production Volume		Net Revenue
Texas Leases	262,450	MCF	$2,568,454
Oklahoma Leases	6,240	MCF	$39,677
New Mexico Leases	71,860	MCF	$776,285
Kansas Leases	43,364	MCF	$202,370

Significant Subsequent Events occurring after March 31, 2008:

Subsequent to March 31, 2008, the Company has drawn $5,500,000 on its credit facility.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2008, the Company had cash on hand of $6,687,188, compared to $5,213,459 as of December 31, 2007. The Company had net cash provided by operating activities for the three months ended March 31, 2008 of $35,480,006, compared to $6,056,437 for the same period 2007. Other significant sources of cash inflow were $5,500,000 drawn down on the Company’s credit facility and proceeds from option and warrant exercises of $1,566,844 in 2008 and $17,200,000 drawn down on the Company’s credit facility and proceeds from option and warrant exercises of $755,503 in 2007. The most significant cash outflows during the three months ended March 31, 2008 and 2007 were capital expenditures of $41,068,121 in 2008 and $26,276,289 in 2007 and repayment of notes payable to related parties of $400,000 in 2007.

In June 2007, the Company entered into a new agreement that increased the borrowing base under its credit facility to $100,000,000, while leaving the credit facility at $150,000,000. Additionally, the interest rate was changed to be a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 1.75%. Additionally, the subordination of the loans from two officers was released. All other terms and conditions remained the same. As of March 31, 2008, the Company was in compliance with all covenants and had $40,500,000 outstanding under this credit facility.

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

In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies to include: ordering a cleanup of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities. In certain egregious situations the agencies may also pursue criminal remedies against the Company or its principals.

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

In 2007 the Company entered into a derivative contract in order to manage the commodity price risk for a portion of its production through 2008. The Company’s current derivative contract is a costless collar. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar position as of March 31, 2008.

Commodity	Period	Volume	Floor	Ceiling
WTI Crude Oil	August 2007 - December 2008	458,000	$ 65.00	$ 80.50

The changes in fair value of the oil hedging contracts in place at March 31, 2008, resulted in an increase in the liability of $609,379. The after tax impact of the change in the fair value of the hedge of $384,119 is reflected in other comprehensive income. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value from ineffectiveness is recognized currently in unrealized derivative gain or loss in the consolidated statements of operations.

Cash settlements of cash flow hedges are recorded as a loss on derivatives in the operating section of the Company’s statement of operations. Our statement of operations for the three months ended March 31, 2008 includes a loss on derivative instrument of $1,558,440. No amounts were shown for the three months ended March 31, 2007 because the Company did not have any hedging contracts in place at that time.

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

Part II – Other Information

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: May 7, 2008	By: /s/ Lloyd Tim Rochford
Lloyd Tim Rochford
Chief Executive Officer

Dated: May 7, 2008	By: /s/ Phillip W. Terry
Phillip W. Terry
President

Dated: May 7, 2008	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer