Form 10-Q
period 2008-06-30
ARENA RESOURCES INC
filed 2008-08-06
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

As of July 31, 2008, the Company had outstanding 37,910,293 shares of common stock ($0.001 par value).

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2008	December 31, 2007

ASSETS
Current Assets
Cash	$86,062,095	$5,213,459
Accounts receivable	21,488,493	20,462,160
Joint interest billing receivable	2,938,328	3,355,537
Prepaid expenses	412,491	133,393

Total Current Assets	110,901,407	29,164,549

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	429,885,437	339,887,859
Drilling rigs	6,423,897	6,254,737
Land, buildings, equipment and leasehold improvements	5,496,579	4,512,224

Total Property and Equipment	441,805,913	350,654,820
Less: Accumulated depreciation and amortization	(44,531,878)	(30,497,371)

Net Property and Equipment	397,274,035	320,157,449

Total Assets	$508,175,442	$349,321,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$12,543,693	$12,525,202
Income taxes payable	-	539,793
Fair value of oil derivative	8,944,805	4,446,822
Accrued liabilities	5,013,217	1,704,658

Total Current Liabilities	26,501,715	19,216,475

Long-Term Liabilities
Notes payable	-	35,000,000
Asset retirement liability	4,116,827	3,397,830
Deferred income taxes	57,552,450	33,896,728

Total Long-Term Liabilities	61,669,277	72,294,558

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 37,706,661 shares and 34,278,779 shares outstanding, respectively	37,707	34,279
Additional paid-in capital	312,763,160	190,852,118
Retained earnings	112,838,810	69,726,066
Accumulated other comprehensive loss	(5,635,227)	(2,801,498)

Total Stockholders' Equity	420,004,450	257,810,965

Total Liabilities and Stockholders' Equity	$508,175,442	$349,321,998

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Oil and Gas Revenues	$62,159,281	$21,620,299	$107,471,673	$38,271,600

Costs and Operating Expenses
Oil and gas production costs	4,277,676	2,615,533	7,189,601	4,976,482
Oil and gas production taxes	2,983,838	1,216,832	5,313,588	2,175,483
Realized loss on oil derivatives	3,958,099	-	5,546,539	-
Depreciation, depletion and amortization	7,574,790	2,659,712	13,714,723	5,317,267
Accretion expense	74,192	45,265	142,617	88,762
General and administrative expense	3,652,905	1,799,579	6,275,888	3,034,365

Total Costs and Operating Expenses	22,521,500	8,336,921	38,182,956	15,592,359

Other Income (Expense)
Interest income	248,705	101,236	289,666	152,064
Interest expense	(530,376)	(828,300)	(1,145,456)	(1,232,467)

Net Other Expense	(281,671)	(727,064)	(855,790)	(1,080,403)

Income Before Provision for Income Taxes	39,356,110	12,556,314	68,432,927	21,598,838

Provision for Deferred Income Taxes	(14,561,761)	(4,656,936)	(25,320,183)	(7,991,570)

Net Income	$24,794,349	$7,899,378	$43,112,744	$13,607,268

Basic Net Income Per Common Share	0.69	0.26	1.22	0.45
Diluted Net Income Per Common Share	0.67	0.24	1.18	0.43

Other Comprehensive Loss
Unrealized loss on oil derivative, net of tax	(2,449,610)	-	(2,833,729)	-

Total Other Comprehensive Income	$22,344,739	$7,899,378	$40,279,015	$13,607,268

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30,	2008	2007

Cash Flows From Operating Activities
Net income	$43,112,744	$13,607,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	13,714,723	5,317,267
Provision for income taxes	25,320,183	7,991,570
Stock based compensation	3,249,717	1,520,751
Accretion of asset retirement obligation	142,617	88,762
Changes in assets and liabilities:
Accounts and joint interest receivable	(609,124)	(1,259,494)
Income taxes payable	(540,000)	-
Prepaid expenses	(279,098)	(226,593)
Excess tax benefits from share-based payment arrangements	-	(3,807,266)
Accounts payable and accrued liabilities	3,226,633	(4,282,610)

Net Cash Provided by Operating Activities	87,338,395	18,949,655

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(89,000,997)	(55,061,822)
Purchase of buildings, drilling rigs & equipment	(1,153,515)	(3,830,199)
Proceeds from sale of oil and gas properties	-	1,915,640

Net Cash Used in Investing Activities	(90,154,512)	(56,976,381)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	116,149,336	95,399,643
Proceeds from exercise of warrants	57,557	270,003
Proceeds from exercise of options	2,457,860	1,287,000
Excess tax benefits from share-based payment arrangements	-	3,807,266
Proceeds from issuance of notes payable	11,000,000	30,700,000
Payment of notes payable	(46,000,000)	(50,400,000)

Net Cash Provided by Financing Activities	83,664,753	81,063,912

Net Increase in Cash	80,848,636	43,037,186

Cash at Beginning of Period	5,213,459	4,919,984

Cash at End of Period	$86,062,095	$47,957,170

Supplemental Cash Flow Information
Cash paid for income taxes	$540,000	$-
Cash paid for interest	1,280,122	1,232,467

Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	676,797	172,156
Depreciation on drilling rigs capitalized as oil and gas properties	319,784	99,844

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2007. The financial position and results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Concentration of Credit Risk and Major Customer – The Company has cash in excess of federally insured limits at June 30, 2008. During the six months ended June 30, 2008, sales to one customer represented 84% of oil and gas revenues. At June 30, 2008, this customer made up 81% of accounts receivable.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and six months ended June 30, 2008 was $7,574,790 and $13,714,723, respectively, based on depletion at the rate of $12.65 per barrel of oil equivalent compared to $2,659,712 and $5,317,267, respectively, for the three and six months ended June 30, 2007, based on depletion at the rate of $7.24 per barrel of oil equivalent. These amounts include $60,013 and $109,704 of depreciation for the three and six months ended June 30, 2008, respectively, compared to $8,696 and $17,133 of depreciation for the three and six months ended June 30, 2007, respectively.

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

Drilling Rigs – Drilling rigs are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of drilling rigs and placing them in service. Drilling rigs are depreciated over 10 years with the depreciation being capitalized as part of oil and gas properties subject to amortization. For the three and six months ended June 30, 2008 the Company had depreciation of $160,597 and $319,784, respectively, on the Company owned drilling rigs, compared to $49,922 and $99,843 for the three and six months ended June 30, 2007.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

One building has not been placed in service and, therefore, the Company has not recorded any depreciation on this building. Depreciation expense on the buildings and improvements was $30,036 and $59,188 for the three and six months ended June 30, 2008. No depreciation was taken during the three and six months ended June 30, 2007 on buildings and improvements, as there were no Company owned buildings that were placed into service during that time period. An aggregate value of $530,000 has been attributed to the land on which the buildings are located and is not depreciated.

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

Recent Accounting Pronouncements – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will require the additional disclosures described above. The Company does not expect the adoption of SFAS 161 to have a material impact on its results of operations or financial condition.

In May 2008, the FASB issued FAS 163, Accounting for Financial Guarantee Insurance Contracts. FAS 163 clarifies how FAS 60, Accounting and Reporting by Insurance Enterprises , applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective on January 1, 2009, except for disclosures about the insurance enterprise’s risk-management activities, which are effective on July 1, 2008. The Company does not expect the adoption of FAS 163 to have a material impact on our consolidated financial statements.

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160). FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FASB 160 is effective for fiscal years beginning on or after December 15, 2008. FASB 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  Early adoption is prohibited.  The Company does not anticipate that the adoption of FASB 160 will have an impact on its financial position or results of operations.

NOTE 2 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net Income	$24,794,349	$7,899,378	$43,112,744	$13,607,268

Basic Weighted-Average Common Shares Outstanding	35,865,694	30,473,734	35,379,132	29,995,720
Effect of dilutive securities
Warrants	230,505	401,444	231,585	407,208
Stock options	878,780	1,372,366	1,075,456	1,353,094

Diluted Weighted-Average Common Shares Outstanding	36,974,979	32,247,544	36,686,173	31,756,022

Basic Income Per Common Share
Net income	0.69	0.26	1.22	0.45

Diluted Income Per Common Share
Net Income	0.67	0.24	1.18	0.43

For the three and six months ended June 30, 2008, 175,000 and 525,000 stock options were not included in the computation of diluted income per share as their effects are anti-dilutive. For both the three and six months ended June 30, 2007, 450,000 stock options were not included in the computation of diluted income per share as their effects are anti-dilutive.

NOTE 3 – PROPERTY AND EQUIPMENT

Acquisition of Oil and Gas Properties – On December 11, 2007, the Company consummated a transaction pursuant to which the Company acquired a 100% working interest, 75% net revenue interest, in the South Fuhrman Mascho Unit, a 100% working interest, 78.125% net revenue interest, in the University Consolidated IX Unit and a 100% working interest, 75% net revenue interest, in approximately 5,040 acres of undeveloped acreage (collectively, the “Properties”), all of which are located in Andrews County, Texas. The Properties were acquired from Phoenix PetroCorp, Inc. The effective date of the acquisition was December 1, 2007. The Company acquired the Properties for their current production, as well as for the approximately 120 additional drilling locations which the Company estimates exist on the Properties. The Company paid $49,000,000 to the sellers. In addition, the Company paid acquisition costs of $222,250, including the issuance of 5,000 shares of common stock as a consulting and finder’s fee, valued at $204,750, or $40.95 per share. The acquisition was funded through the use of cash on hand and proceeds from the Company’s credit facility.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the properties had been completed on January 1, 2007:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Oil and Gas Revenues	$62,159,281	$22,044,833	$107,471,673	$39,135,428

Net Income	24,794,349	7,334,986	43,112,744	12,543,590

Income Per Common Share
Basic Net Income Per Common Share	$0.69	$0.24	$1.22	$0.42
Diluted Net Income Per Common Share	0.67	0.23	1.18	0.40

In June 2008, the Company acquired a 100% working interest in four leases in Lea County, New Mexico. These four leases have net revenue interests ranging from 80.3125% to 82.8125%. Total consideration provided was a cash payment of $10,265,000. The pro forma impact of this acquisition was not material to the Company’s historical results of operations.

NOTE 4 – NOTES PAYABLE

Credit facility – In June 2008, the Company entered into an amended agreement that increased the borrowing base under its credit facility to $150,000,000, while leaving the credit facility at $150,000,000. All other terms and conditions remained the same. As of June 30, 2008, the Company was in compliance with all covenants and did not have any amount outstanding under this credit facility.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the six months ended June 30, 2008 is as follows:

Balance, January 1, 2008	$3,397,830
Liabilities incurred	676,797
Accretion expense	142,617
Liabilities settled	(100,417)

Balance, June 30, 2008	$4,116,827

NOTE 6 – STOCKHOLDERS’ EQUITY

Warrants exercised – During the six months ended June 30, 2008, the Company issued 13,632 shares of common stock from the exercise of warrants. Of these warrants, 8,632 had an exercise price of $4.50 per share and 5,000 had an exercise price of $3.7425 per share, for total proceeds of $57,557.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Options exercised – During the six months ended June 30, 2008, the Company issued 913,000 shares of common stock from the exercise of options for proceeds of $2,457,860. Of these options, 840,000 had an exercise price of $1.85 per share, 20,000 had an exercise price of $2.40 per share, 20,000 had an exercise price of $4.15 per share and 33,000 had an exercise price of $23.42 per share.

Common Stock Issued in Public Offering – In June 2008, the Company issued 2,501,250 shares of common stock, valued at $119,434,688, or $47.75 per share, in a public offering pursuant to a shelf registration statement. Proceeds to the Company, net of offering costs of $3,287,855, totaled $116,146,833.

NOTE 7 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for stock based awards during the three and six months ended June 30, 2008 was $1,488,905 and $3,249,717, respectively, as compared to $881,127 and $1,520,751, respectively, for the three and six months ended June 30, 2007. These amounts are included in general and administrative expense in the accompanying financial statements.

In May 2008, the Company granted nonqualified stock options to directors and employees to purchase 50,000 shares of common stock with an exercise price of $45.68 per share. The options vest at the rate of 20% each year over five years beginning one year from the date granted. A summary of the status of the stock options as of June 30, 2008 and changes during the six months ended June 30, 2008 is as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2007	3,450,000	$13.55
Granted	50,000	45.68
Exercised	(913,000)	2.69
Forfeited	(90,000)	22.73

Outstanding at June 30, 2008	2,497,000	17.83

Exercisable at June 30, 2008	802,000	$6.27

The following are the weighted-average assumptions used for options granted during the six months ended June 30, 2008:

2008

Risk free interest rate	3.09%
Expected life	4.25
Dividend yield	-
Volatility	45.12%

As of June 30, 2008, there was approximately $10,344,985 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.63 years. The aggregate intrinsic value of options expected to vest at June 30, 2008 was $70,753,044. The aggregate intrinsic value of options exercisable at June 30, 2008 was $37,332,350. The intrinsic value is based on a June 30, 2008 closing price of the Company’s common stock of $52.82.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The 913,000 options exercised during the six months ended June 30, 2008 had an intrinsic value of $28,486,170 on the date of exercise. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for the three or six months ended June 30, 2008.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma, New Mexico and Kansas totaling $686,969 to allow the Company to do business in those states. The standby letters of credit are valid until cancelled or matured and are collateralized by the revolving credit facility with the bank. Letter of credit terms range from one to five years. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

NOTE 9 – DERIVATIVE INSTRUMENTS

In 2007 the Company entered into a derivative contract in order to manage the commodity price risk for a portion of production through 2008. The Company’s current derivative contract is a costless collar. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar position as of June 30, 2008.

Commodity	Remaining Period	Volume	Floor	Ceiling
WTI Crude Oil	July 2008 - December 2008	184,000	$ 65.00	$ 80.50

The changes in fair value of the oil hedging contracts in place at June 30, 2008, resulted in an increase in the liability of $3,888,604 for the three months ended June 30, 2008 and $4,497,983 for the six months ended June 30, 2008, to $8,944,805 as of June 30, 2008. The after tax impact of the change in the fair value of the hedge of $2,449,610 for the three months June 30, 2008 and $2,833,729 for the six months June 30, 2008 is reflected in other comprehensive income. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income/loss until the hedged item is recognized in earnings. Any change in fair value from ineffectiveness is recognized currently in unrealized gain or loss on oil derivative in the consolidated statements of operations.

Cash settlements of cash flow hedges are recorded as a loss on derivatives in the operating section of the Company’s statement of operations. The Company’s statement of operations for the three and six months ended June 30, 2008 includes a loss on derivative instrument of $3,958,099 and $5,546,539, respectively. No amounts were shown for the three and six months ended June 30, 2007 because the Company did not have any hedging contracts in place at that time.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company’s fair value balances are based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company does not have any fair value balances classified as Level 1.

•	Level 2 — Inputs are other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. The Company’s Level 2 items consist of a costless collar.

•	Level 3 — Includes inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. Level 3 would include instruments valued using industry standard pricing models and other valuation methods that utilize unobservable pricing inputs that are significant to the overall fair value. The Company does not have any fair value balances classified as Level 3.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

The following table sets forth by level within the fair value hierarchy the Company’s liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2008 Using:
	Quoted Prices in Active Markets for Identical Liabilities: (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:

Costless collars	$-	$8,944,805	$-	$8,944,805

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company issued 200,000 shares of common stock from the exercise of options with an exercise price of $1.85 per share for proceeds of $370,000.

Subsequent to June 30, 2008, the Company entered into a derivative contract in order to manage the commodity price risk for a portion of production through 2009. The derivative contract entered into is a costless collar with a floor of $100 and a ceiling of $197. Under this contract, the Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. This collar covers 1,000 barrels of oil per day for the period of August 2008 through December 2009, for a total volume of 518,000 barrels of oil..

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended June 30, 2008

Oil and natural gas sales. For the three months ended June 30, 2008, oil and natural gas sales revenue increased $40,538,982 to $62,159,281, compared to $21,620,299 for the same period during 2007. Oil sales increased $38,172,021 and natural gas sales increased $2,366,961. The increases were the result of our increased volumes due to our development and increased oil and gas prices between periods. For the three months ended June 30, 2008, oil sales volume increased 150,140 barrels to 477,430 barrels, compared to 327,290 barrels for the same period in 2007. The average realized per barrel oil price increased 108% from $57.29 for the three months ended June 30, 2007 to $119.23 for the three months ended June 30, 2008. For the three months ended June 30, 2008, gas sales volume increased 138,158 thousand cubic feet (MCF) to 486,327 MCF, compared to 348,169 MCF for the same period in 2007. The average realized natural gas price per MCF increased 31% from $8.24 for the three months ended June 30, 2007 to $10.77 for the three months ended June 30, 2008.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $2,615,533 or $6.79 per barrel of oil equivalent (BOE) for the three months ended June 30, 2007 to $4,277,676 or $7.66 per BOE for the three months ended June 30, 2008. The increase in total LOE was due to our on-going development projects as well as rising rates for labor, services and particularly electric utilities. The increase in the per BOE amounts is a result of rising rates for labor, services and particularly electric utilities.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 6% during the three months ended June 30, 2007 and decreased to 5% for the three months ended June 30, 2008. Our oil and gas production taxes increased from $1,216,832, or $3.16 per BOE, for the three months ended June 30, 2007 to $2,983,838, or $5.34 per BOE for the three months ended June 30, 2008. The increase in total is the result of increased volumes and increased commodity prices. The increase per BOE is the result of higher commodity prices. However, production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Realized loss on oil derivatives. For the three months ended June 30, 2008 we realized a loss on oil derivatives of $3,958,099. There was no realized loss on oil derivatives for the three months ended June 30, 2007. This increase is the result of our derivative contracts not being in place during the three months ended June 30, 2007 and the reference price being above our ceiling price during the three months ended June 30, 2008.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $4,915,078 to $7,574,790 for the three months ended June 30, 2008, compared to $2,659,712 for the same period in 2007. The increase was primarily a result of an increase in volume and in the average depletion rate from $7.24 per BOE during the three months ended June 30, 2007 to $12.65 per BOE during the three months ended June 30, 2008. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $1,853,326 to $3,652,905 for the three months ended June 30, 2008, compared to $1,799,579 for the same period in 2007. A portion of this increase was due to the increase of stock-based compensation expense to $1,488,905 as compared to $881,127 for the same period in 2007. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest income. Interest income was $248,705 for the three months ended June 30, 2008, compared to $101,236 for the three months ended June 30, 2007. The increase was due to higher cash balances between periods.

Interest expense. Interest expense was $530,376 for the three months ended June 30, 2008, compared to $828,300 for the three months ended June 30, 2007. The decrease was due to lower average outstanding debt between the periods.

Income tax expense. Our effective tax rate was 37% during the three months ended March 31, 2007 and remained steady at 37% for the three months ended March 31, 2008.

Net income. Net income increased from $7,889,378 for the three months ended June 30, 2007 to $24,794,349 for the same period in 2008. The primary reasons for this increase include increased volumes as a result of the development of our properties and higher commodity prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Results of Operations – For the Six Months Ended June 30, 2008

Oil and natural gas sales. For the six months ended June 30, 2008, oil and natural gas sales revenue increased $69,200,073 to $107,471,673, compared to $38,271,600 for the same period during 2007. Oil sales increased $65,287,691 and natural gas sales increased $3,912,382. The increases were the result of our increased volumes due to our development and increased oil and gas prices between periods. For the six months ended June 30, 2008, oil sales volume increased 320,658 barrels to 930,486 barrels, compared to 609,828 barrels for the same period in 2007. The average realized per barrel oil price increased 94% from $54.70 for the six months ended June 30, 2007 to $106.02 for the six months ended June 30, 2008. For the six months ended June 30, 2008, gas sales volume increased 197,137 thousand cubic feet (MCF) to 870,241 MCF, compared to 673,104 MCF for the same period in 2007. The average realized natural gas price per MCF increased 39% from $7.30 for the six months ended June 30, 2007 to $10.14 for the six months ended June 30, 2008.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $4,976,482 or $6.89 per barrel of oil equivalent (BOE) for the six months ended June 30, 2007 to $7,189,601 or $6.68 per BOE for the six months ended June 30, 2008. The increase in total LOE was due to our on-going development projects as well as rising rates for labor, services and particularly electric utilities. The decrease in the per BOE amount is due to increased production between the periods despite being offset by increased rates for labor, services and particularly electric utilities.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 6% during the six months ended June 30, 2007 and decreased to 5% for the six months ended June 30, 2008. Our oil and gas production taxes increased from $2,175,483, or $3.01 per BOE, for the three months ended June 30, 2007 to $5,313,588, or $4.94 per BOE for the three months ended June 30, 2008. The increase in total is the result of increased volumes and increased commodity prices. The increase per BOE is the result of higher commodity prices. However, production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Realized loss on oil derivatives. For the six months ended June 30, 2008 we realized a loss on oil derivatives of $5,546,539. There was no realized loss on oil derivatives for the six months ended June 30, 2007. This increase is the result of our derivative contracts not being in place during the six months ended June 30, 2007 and the reference price being above our ceiling price during the six months ended June 30, 2008.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $8,397,456 to $13,714,723 for the six months ended June 30, 2008, compared to $5,317,267 for the same period in 2007. The increase was primarily a result of an increase in volume and in the average depletion rate from $7.24 per BOE during the six months ended June 30, 2007 to $12.65 per BOE during the six months ended June 30, 2008. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $3,241,523 to $6,275,888 for the six months ended June 30, 2008, compared to $3,034,365 for the same period in 2007. A portion of this increase was due to the increase of stock-based compensation expense to $3,249,717 as compared to $1,520,751 for the same period in 2007. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest income. Interest income was $289,666 for the six months ended June 30, 2008, compared to $152,064 for the six months ended June 30, 2007. The increase was due to higher cash balances between periods.

Interest expense. Interest expense was $1,145,456 for the six months ended June 30, 2008, compared to $1,232,467 for the six months ended June 30, 2007. The decrease was due to lower average outstanding debt between the periods.

Income tax expense. Our effective tax rate was 37% during the six months ended June 30, 2007 and remained steady at 37% for the six months ended June 30, 2008.

Net income. Net income increased from $13,607,268 for the six months ended June 30, 2007 to $43,112,744 for the same period in 2008. The primary reasons for this increase include increased volumes as a result of the development of our properties and higher commodity prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Our net oil and gas revenues for the year through June 30, 2008 are applicable to the following geographic sectors:

OIL

	Net Production Volume		Net Revenue
Texas Leases	802,498	BBLS	$85,049,157
Oklahoma Leases	19,505	BBLS	$2,095,556
New Mexico Leases	108,483	BBLS	$11,502,767

GAS

	Net Production Volume		Net Revenue
Texas Leases	617,934	MCF	$6,529,094
Oklahoma Leases	12,290	MCF	$90,026
New Mexico Leases	152,679	MCF	$1,753,337
Kansas Leases	87,338	MCF	$451,736

Significant Subsequent Events Occurring After June 30, 2008

Subsequent to June 30, 2008, the Company issued 200,000 shares of common stock from the exercise of options with an exercise price of $1.85 per share for proceeds of $370,000.

Subsequent to June 30, 2008, the Company entered into a derivative contract in order to manage the commodity price risk for a portion of production through 2009. The derivative contract entered into is a costless collar with a floor of $100 and a ceiling of $197. Under this contract, the Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. This collar covers 1,000 barrels of oil per day for the period of August 2008 through December 2009, for a total volume of 518,000 barrels of oil.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2008, the Company had cash on hand of $86,062,095, compared to $5,213,459 as of December 31, 2007. The Company had net cash provided by operating activities for the six months ended June 30, 2008 of $87,338,395, compared to $18,949,655 for the same period 2007. Other significant sources of cash inflow were net proceeds from issuance of common stock of $116,149,336 in 2008 and $95,399,643 in 2007, proceeds from issuance of notes payable of $11,000,000 in 2008 and $30,700,000 in 2007, proceeds from option and warrant exercises of $2,515,417 in 2008 and $1,557,003 in 2007 and proceeds from the sale of oil and gas properties of $1,915,640 in 2007. The most significant cash outflows during the six months ended June 30, 2008 and 2007 were capital expenditures of $90,154,512 in 2008 and $58,892,021 in 2007 and repayment of notes payable of $46,000,000 in 2008 and $50,400,000 in 2007.

In June 2008, the Company entered into an amended agreement that increased the borrowing base under its credit facility to $150,000,000, while leaving the credit facility at $150,000,000. All other terms and conditions remained the same. As of June 30, 2008, the Company was in compliance with all covenants and did not have any amount outstanding under this credit facility.

Disclosures About Market Risks

Like other natural resource producers, Arena faces certain unique market risks. The two most salient risk factors are the volatile prices of oil and gas and certain environmental concerns and obligations.

Oil and Gas Prices

Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by global supply and demand, which can result in price fluctuations. Because the demand for crude oil exceeds supply, it is likely that crude oil prices will remain relatively near current prices. Natural gas prices are established on a more regional and seasonal basis. However, Arena’s natural gas prices are projected to remain relatively consistent with current prices. To this extent Arena does not see itself as directly competitive with other producers, nor is there any significant risk that the Company could not sell all production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. The primary competitive risks would come from falling international prices which could render current production uneconomical.

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

In 2007 the Company entered into a derivative contract in order to manage the commodity price risk for a portion of its production through 2008. The Company’s current derivative contract is a costless collar. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar position as of June 30, 2008.

Commodity	Remaining Period	Volume	Floor	Ceiling
WTI Crude Oil	July 2008 - December 2008	184,000	$ 65.00	$ 80.50

The changes in fair value of the oil hedging contracts in place at June 30, 2008, resulted in an increase in the liability of $3,888,604 for the three months ended June 30, 2008 and $4,497,983 for the six months ended June 30, 2008, to $8,944,805 as of June 30, 2008. The after tax impact of the change in the fair value of the hedge of $$2,449,610 for the three months June 30, 2008 and $2,833,729 for the six months June 30, 2008 is reflected in other comprehensive income. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income/loss until the hedged item is recognized in earnings. Any change in fair value from ineffectiveness is recognized currently in unrealized gain or loss on oil derivative in the consolidated statements of operations.

Cash settlements of cash flow hedges are recorded as a loss on derivatives in the operating section of the Company’s statement of operations. Our statement of operations for the three and six months ended June 30, 2008 includes a loss on derivative instrument of $3,958,099 and $5,546,539, respectively. No amounts were shown for the three and six months ended June 30, 2007 because the Company did not have any hedging contracts in place at that time.

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: August 6, 2008	By: /s/ Phillip W. Terry
Phillip W. Terry
President, Chief Executive Officer

Dated: August 6, 2008	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer