Form 10-Q
period 2008-09-30
ARENA RESOURCES INC
filed 2008-11-06
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

As of October 27, 2008, the Company had outstanding 38,149,407 shares of common stock ($0.001 par value).

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2008	December 31, 2007

ASSETS
Current Assets
Cash	$79,243,230	$5,213,459
Accounts receivable	20,492,982	20,462,160
Joint interest billing receivable	2,936,612	3,355,537
Prepaid expenses	866,230	133,393

Total Current Assets	103,539,054	29,164,549

Property and Equipment, Using Full Cost Accounting
Oil and gas properties subject to amortization	492,914,565	339,887,859
Inventory for property development	1,392,728	-
Drilling rigs	6,423,897	6,254,737
Land, buildings, equipment and leasehold improvements	5,693,301	4,512,224

Total Property and Equipment	506,424,491	350,654,820
Less: Accumulated depreciation and amortization	(54,534,446)	(30,497,371)

Net Property and Equipment	451,890,045	320,157,449

Other Assets
Fair value of oil derivative	4,541,253	-

Total Assets	$559,970,352	$349,321,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$15,637,893	$12,525,202
Income taxes payable	-	539,793
Fair value of oil derivative	1,097,942	4,446,822
Accrued liabilities	2,066,197	1,704,658

Total Current Liabilities	18,802,032	19,216,475

Long-Term Liabilities
Notes payable	-	35,000,000
Asset retirement liability	4,596,179	3,397,830
Deferred income taxes	77,875,474	33,896,728

Total Long-Term Liabilities	82,471,653	72,294,558

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 38,149,407 shares and 34,278,779 shares outstanding, respectively	38,149	34,279
Additional paid-in capital	316,727,456	190,852,118
Retained earnings	139,761,776	69,726,066
Accumulated other comprehensive income (loss)	2,169,286	(2,801,498)

Total Stockholders' Equity	458,696,667	257,810,965

Total Liabilities and Stockholders' Equity	$559,970,352	$349,321,998

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Oil and Gas Revenues	$68,412,686	$26,731,699	$175,884,359	$65,003,299

Costs and Operating Expenses
Oil and gas production costs	5,790,236	2,969,674	12,979,837	7,946,155
Oil and gas production taxes	3,629,326	1,541,612	8,942,914	3,717,095
Realized loss on oil derivatives	3,462,283	-	9,008,822	-
Depreciation, depletion and amortization	9,841,972	3,039,529	23,556,695	8,356,796
Accretion expense	79,502	46,414	222,119	135,177
General and administrative expense	3,420,589	1,472,855	9,696,477	4,507,220

Total Costs and Operating Expenses	26,223,908	9,070,084	64,406,864	24,662,443

Other Income (Expense)
Interest income	546,089	481,387	835,755	633,451
Interest expense	-	(20,032)	(1,145,456)	(1,252,499)

Net Other Income (Expense)	546,089	461,355	(309,701)	(619,048)

Income Before Provision for Income Taxes	42,734,867	18,122,970	111,167,794	39,721,808

Provision for Deferred Income Taxes	(15,811,901)	(6,719,193)	(41,132,084)	(14,710,763)

Net Income	$26,922,966	$11,403,777	$70,035,710	$25,011,045

Basic Net Income Per Common Share	0.71	0.33	1.93	0.80
Diluted Net Income Per Common Share	0.69	0.32	1.87	0.76

Other Comprehensive Loss
Unrealized gain on oil derivatives, net of tax	7,804,513	-	4,970,784	-

Total Other Comprehensive Income	$34,727,479	$11,403,777	$75,006,494	$25,011,045

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30,	2008	2007

Cash Flows From Operating Activities
Net income	$70,035,710	$25,011,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23,556,695	8,356,796
Provision for income taxes	41,132,084	14,710,763
Stock based compensation	5,095,580	2,476,823
Accretion of asset retirement obligation	222,119	135,177
Changes in assets and liabilities:
Accounts and joint interest receivable	388,103	(7,765,214)
Income taxes payable	(612,480)	-
Prepaid expenses	(732,837)	(150,505)
Excess tax benefits from share-based payment arrangements	-	(3,807,266)
Accounts payable and accrued liabilities	3,373,813	(4,646,518)

Net Cash Provided by Operating Activities	142,458,787	34,321,101

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(151,469,679)	(83,235,525)
Purchase of inventory for property development	(1,392,728)	-
Purchase of buildings, drilling rigs & equipment	(1,350,237)	(6,383,851)
Proceeds from sale of oil and gas properties	-	1,915,640

Net Cash Used in Investing Activities	(154,212,644)	(87,703,736)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	116,130,189	95,099,298
Proceeds from exercise of warrants	236,179	270,003
Proceeds from exercise of options	4,417,260	1,287,000
Excess tax benefits from share-based payment arrangements	-	3,807,266
Proceeds from issuance of notes payable	11,000,000	30,700,000
Payment of notes payable	(46,000,000)	(50,400,000)

Net Cash Provided by Financing Activities	85,783,628	80,763,567

Net Increase in Cash	74,029,771	27,380,932

Cash at Beginning of Period	5,213,459	4,919,984

Cash at End of Period	$79,243,230	$32,300,916

Supplemental Cash Flow Information
Cash paid for income taxes	$612,480	$-
Cash paid for interest	1,280,122	1,438,973

Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	1,076,648	270,357
Depreciation on drilling rigs capitalized as oil and gas properties	480,380	149,766

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2007. The financial position and results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

During 2007 the Company completed a 2 for 1 stock split, in the form of a stock dividend. Accordingly, all share amounts throughout these financial statements have been retroactively restated to account for the split.

Nature of Operations – Arena Resources, Inc. (the “Company”) owns interests in oil and gas properties located in Oklahoma, Texas, Kansas and New Mexico. The Company is engaged primarily in the acquisition, exploration and development of oil and gas properties and the production and sale of oil and gas. The accompanying statements of operations and cash flows include the operations of the Company’s wholly owned subsidiaries from the date of acquisition/formation.

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

Concentration of Credit Risk and Major Customer – The Company has cash in excess of federally insured limits at September 30, 2008. During the nine months ended September 30, 2008, sales to one customer represented 83% of oil and gas revenues. At September 30, 2008, this customer made up 92% of accounts receivable.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and nine months ended September 30, 2008 was $9,841,972 and $23,556,695, respectively, based on depletion at the rate of $13.81 per barrel of oil equivalent compared to $3,039,529 and $8,356,796, respectively, for the three and nine months ended September 30, 2007, based on depletion at the rate of $7.40 per barrel of oil equivalent. These amounts include $55,723 and $165,427 of depreciation for the three and nine months ended September 30, 2008, respectively, compared to $9,369 and $59,475 of depreciation for the three and nine months ended September 30, 2007, respectively.

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

Inventory for Property Development – Inventory for property development consists of casing and tubing products purchased for development projects but which have not yet been used. Because these items are not in use, no depreciation or depletion has been recorded for these items. As these items are used they will be accounted for as, and transferred to, Oil and Gas Properties Subject to Amortization.

Drilling Rigs – Drilling rigs are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of drilling rigs and placing them in service. Drilling rigs are depreciated over 10 years with the depreciation being capitalized as part of oil and gas properties subject to amortization. For the three and nine months ended September 30, 2008 the Company had depreciation of $160,597 and $480,380, respectively, on the Company owned drilling rigs, compared to $49,922 and $149,766 for the three and nine months ended September 30, 2007.

Land, Buildings, Equipment and Leasehold Improvements – Land, buildings, equipment and leasehold improvements are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of land, buildings, equipment and leasehold improvements and placing them in service.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Depreciation of buildings and equipment is calculated using the straight-line method based upon the following estimated useful lives:

Buildings and improvements	30 years
Office equipment and software	5-7 years
Machinery and equipment	5-7 years

No depreciation was taken during the three and nine months ended September 30, 2007 on buildings and improvements, as there were no Company owned buildings that were placed into service during that time period. An aggregate value of $530,000 has been attributed to the land on which the buildings are located and is not depreciated.

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

In May 2008, the FASB issued FAS 163, Accounting for Financial Guarantee Insurance Contracts. FAS 163 clarifies how FAS 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. FAS 163 is effective on January 1, 2009, except for disclosures about the insurance enterprise’s risk-management activities, which are effective on July 1, 2008. The Company does not expect the adoption of FAS 163 to have a material impact on our consolidated financial statements.

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
SEPTEMBER 30, 2008

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. See Note 10 for other disclosures required by SFAS No. 157. In February 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral of SFAS No. 157 primarily applies to our asset retirement obligation (ARO), which uses fair value measures at the date incurred to determine our liability. We are currently evaluating the impact of the pending adoption in 2009 of SFAS No. 157 non-recurring fair value measures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” effective on January 1, 2008, and permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The provisions of SFAS No. 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of SFAS No. 159 has not had a material impact on the Company’s financial position or results of operations.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 2 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net Income	$26,922,966	$11,403,777	$70,035,710	$25,011,045

Basic Weighted-Average Common Shares Outstanding	37,976,326	34,068,128	36,251,182	31,368,107
Effect of dilutive securities
Warrants	209,236	317,605	221,063	334,525
Stock options	792,439	1,198,505	1,027,044	1,265,482

Diluted Weighted-Average Common Shares Outstanding	38,978,001	35,584,238	37,499,289	32,968,114

Basic Income Per Common Share
Net income	0.71	0.33	1.93	0.80

Diluted Income Per Common Share
Net Income	0.69	0.32	1.87	0.76

For the three and nine months ended September 30, 2008, 600,000 and 700,000 stock options, respectively, were not included in the computation of diluted income per share as their effects are anti-dilutive based on the treasury stock method. For the three and nine months ended September 30, 2007, 200,000 and 900,000 stock options, respectively, were not included in the computation of diluted income per share as their effects are anti-dilutive based on the treasury stock method.

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
SEPTEMBER 30, 2008

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisitions of the properties had been completed on January 1, 2007:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Oil and Gas Revenues	$68,412,686	$28,516,951	$175,884,359	$67,652,380

Net Income	26,922,966	11,470,418	70,035,710	24,014,011

Income Per Common Share
Basic Net Income Per Common Share	$0.71	$0.34	$1.93	$0.77
Diluted Net Income Per Common Share	0.69	0.32	1.87	0.73

In June 2008, the Company acquired a 100% working interest in four leases in Lea County, New Mexico. These four leases have net revenue interests ranging from 80.3125% to 82.8125%. Total consideration provided was a cash payment of $10,265,000. The pro forma impact of this acquisition was not material to the Company’s historical results of operations.

NOTE 4 – NOTES PAYABLE

Credit facility – In June 2008, the Company entered into an amended agreement that increased the borrowing base under its credit facility to $150,000,000, while leaving the credit facility at $150,000,000. All other terms and conditions remained the same. As of September 30, 2008, the Company was in compliance with all covenants and did not have any amount outstanding under this credit facility.

NOTE 5 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the nine months ended September 30, 2008 is as follows:

Balance, January 1, 2008	$3,397,830
Liabilities incurred	1,076,647
Accretion expense	222,119
Liabilities settled	(100,417)

Balance, September 30, 2008	$4,596,179

NOTE 6 – STOCKHOLDERS’ EQUITY

Warrants exercised – During the nine months ended September 30, 2008, the Company issued 56,378 shares of common stock from the exercise of warrants. Of these warrants, 33,246 had an exercise price of $4.50 per share and 23,132 had an exercise price of $3.7425 per share, for total proceeds of $236,179.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

Options exercised – During the nine months ended September 30, 2008, the Company issued 1,313,000 shares of common stock from the exercise of options for proceeds of $4,417,260. Of these options, 1,140,000 had an exercise price of $1.85 per share, 60,000 had an exercise price of $2.40 per share, 20,000 had an exercise price of $4.15 per share, 40,000 had an exercise price of $19.23 per share, 33,000 had an exercise price of $23.42 per share and 20,000 had an exercise price of $26.96 per share.

Common stock issued in public offering – In June 2008, the Company issued 2,501,250 shares of common stock, valued at $119,434,688, or $47.75 per share, in a public offering pursuant to a shelf registration statement. Proceeds to the Company, net of offering costs of $3,287,855, totaled $116,146,833.

NOTE 7 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for stock based awards during the three and nine months ended September 30, 2008 was $1,845,863 and $5,095,580, respectively, as compared to $956,072 and $2,476,823, respectively, for the three and nine months ended September 30, 2007. These amounts are included in general and administrative expense in the accompanying financial statements.

Throughout the nine months ended September 30, 2008, the Company granted nonqualified stock options to directors and employees to purchase 225,000 shares of common stock. Of these options, 50,000 have an exercise price of $39.02 per share, 50,000 have an exercise price of $41.09 per share, 50,000 have an exercise price of $45.68 per share, 50,000 have an exercise price of $49.74 per share and 25,000 have an exercise price of $40.75 per share. The options vest at the rate of 20% each year over five years beginning one year from the date granted. A summary of the status of the stock options as of September 30, 2008 and changes during the nine months ended September 30, 2008 is as follows:

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2007	3,450,000	$13.55
Granted	225,000	43.53
Exercised	(1,313,000)	3.36
Forfeited	(90,000)	22.73

Outstanding at September 30, 2008	2,272,000	22.08

Exercisable at September 30, 2008	570,000	$13.64

Weighted average fair value of options granted		$17.52

The following are the weighted-average assumptions used for options granted during the nine months ended September 30, 2008:

2008

Risk free interest rate	3.14%
Expected life	4.25
Dividend yield	-
Volatility	45.29%

As of September 30, 2008, there was approximately $1,452,181 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.61 years. The aggregate intrinsic value of options expected to vest at September 30, 2008 was $25,612,286. The aggregate intrinsic value of options exercisable at September 30, 2008 was $14,367,200. The intrinsic value is based on a September 30, 2008 closing price of the Company’s common stock of $38.85.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

The 1,313,000 options exercised during the nine months ended September 30, 2008 had an intrinsic value of $46,592,790 on the date of exercise. Any excess tax benefits from the vesting of restricted stock and the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for the three or nine months ended September 30, 2008.

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

NOTE 9 – DERIVATIVE INSTRUMENTS

In 2007 and 2008, the Company entered into derivative contracts in order to manage the commodity price risk for a portion of production through 2009. The Company’s current derivative contracts are costless collars. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar positions as of September 30, 2008.

Commodity	Remaining Period	Volume	Floor	Ceiling
WTI Crude Oil	October 2008 - December 2008	92,000	$ 65.00	$ 80.50
WTI Crude Oil	October 2008 - December 2009	457,000	$ 100.00	$ 197.00

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

The changes in fair value of the oil hedging contract with a floor of $65 resulted in a decrease in the liability of $7,846,863 for the three months ended September 30, 2008 and $3,348,880 for the nine months ended September 30, 2008, to $1,097,942 as of September 30, 2008. The after tax decrease in the fair value of the liability of $4,943,524 for the three months ended September 30, 2008 and $2,109,795 for the nine months ended September 30, 2008 are reflected in other comprehensive income.

The changes in fair value of the oil hedging contract with a floor of $100 resulted in an increase in the asset of $4,541,253 for the three and nine months ended September 30, 2008. The after tax increase in the fair value of the asset of $2,860,989 for the three and nine months ended September 30, 2008 is reflected in other comprehensive income.

Cash settlements of cash flow hedges are recorded as a loss on derivatives in the operating section of the Company’s statement of operations. The Company’s statement of operations for the three and nine months ended September 30, 2008 includes a loss on derivative instrument of $3,462,283 and $9,008,822, respectively. No amounts were shown for the three and nine months ended September 30, 2007 because the reference price was between the floor and ceiling of our costless collar during the time our hedge instrument was effective during those periods.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The following table sets forth by level within the fair value hierarchy the Company’s liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2008 Using:

	Quoted Prices in Active Markets for Identical Liabilities: (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):

$65 - $80.50 Costless collar	$-	$(1,097,942)	$-	$(1,097,942)
$100 - $197 Costless collar	$-	$4,541,253	$-	$4,541,253

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended September 30, 2008

Oil and natural gas sales. For the three months ended September 30, 2008, oil and natural gas sales revenue increased $41,680,987 to $68,412,686, compared to $26,731,699 for the same period during 2007. Oil sales increased $36,911,946 and natural gas sales increased $4,769,041. The increases were the result of our increased volumes due to our development and increased oil and gas prices between periods. For the three months ended September 30, 2008, oil sales volume increased 183,645 barrels to 528,044 barrels, compared to 344,399 barrels for the same period in 2007. The average realized per barrel oil price increased 65% from $69.78 for the three months ended September 30, 2007 to $115.41 for the three months ended September 30, 2008. For the three months ended September 30, 2008, gas sales volume increased 193,248 thousand cubic feet (MCF) to 544,746 MCF, compared to 351,498 MCF for the same period in 2007. The average realized natural gas price per MCF increased 78% from $7.68 for the three months ended September 30, 2007 to $13.71 for the three months ended September 30, 2008.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $2,969,674 or $7.37 per barrel of oil equivalent (BOE) for the three months ended September 30, 2007 to $5,790,236 or $9.36 per BOE for the three months ended September 30, 2008. The increase in total LOE was due to our on-going development projects as well as rising rates for labor, services and particularly electric utilities. The increase in the per BOE amounts is a result of rising rates for labor, services and electric utilities.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 6% during the three months ended September 30, 2007 and decreased to 5% for the three months ended September 30, 2008. Our oil and gas production taxes increased from $1,541,612, or $3.83 per BOE, for the three months ended September 30, 2007 to $3,629,326, or $5.86 per BOE for the three months ended September 30, 2008. The increase in total is the result of increased volumes and increased commodity prices. The increase per BOE is the result of higher commodity prices. However, production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Realized loss on oil derivatives. For the three months ended September 30, 2008 we realized a loss on oil derivatives of $3,462,283. There was no realized loss on oil derivatives for the three months ended September 30, 2007. This increase is the result of the reference price being between the floor and ceiling on our derivative contracts during the three months ended September 30, 2007 and the reference price being above our ceiling price during the three months ended September 30, 2008.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $6,802,443 to $9,841,972 for the three months ended September 30, 2008, compared to $3,039,529 for the same period in 2007. The increase was primarily a result of an increase in volume and in the average depletion rate from $7.40 per BOE during the three months ended September 30, 2007 to $13.81 per BOE during the three months ended September 30, 2008. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $1,947,734 to $3,420,589 for the three months ended September 30, 2008, compared to $1,472,855 for the same period in 2007. A portion of this increase was due to the increase of stock-based compensation expense to $1,845,863 as compared to $956,072 for the same period in 2007. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest income. Interest income was $546,089 for the three months ended September 30, 2008, compared to $481,387 for the three months ended September 30, 2007. The increase was due to higher cash balances between periods.

Interest expense. Interest expense was $0 for the three months ended September 30, 2008, compared to $20,032 for the three months ended June 30, 2007. The decrease was the result of no outstanding balances for the period in 2008.

Income tax expense. Our effective tax rate was 37% during the three months ended September 30, 2007 and remained steady at 37% for the three months ended September 30, 2008.

Net income. Net income increased from $11,403,777 for the three months ended September 30, 2007 to $26,922,966 for the same period in 2008. The primary reasons for this increase include increased volumes as a result of the development of our properties and higher commodity prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Results of Operations – For the Nine Months Ended September 30, 2008

Oil and natural gas sales. For the nine months ended September 30, 2008, oil and natural gas sales revenue increased $110,881,060 to $175,884,359, compared to $65,003,299 for the same period during 2007. Oil sales increased $102,199,638 and natural gas sales increased $8,681,422. The increases were the result of our increased volumes due to our development and increased oil and gas prices between periods. For the nine months ended September 30, 2008, oil sales volume increased 504,302 barrels to 1,458,530 barrels, compared to 954,228 barrels for the same period in 2007. The average realized per barrel oil price increased 82% from $60.14 for the nine months ended September 30, 2007 to $109.42 for the nine months ended September 30, 2008. For the nine months ended September 30, 2008, gas sales volume increased 390,385 thousand cubic feet (MCF) to 1,414,987 MCF, compared to 1,024,602 MCF for the same period in 2007. The average realized natural gas price per MCF increased 55% from $7.43 for the nine months ended September 30, 2007 to $11.51 for the nine months ended September 30, 2008.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $7,946,155 or $7.06 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2007 to $12,979,837 or $7.66 per BOE for the nine months ended September 30, 2008. The increase in total LOE was due to our on-going development projects as well as rising rates for labor, services and particularly electric utilities. The increase in the per BOE amounts is a result of rising rates for labor, services and electric utilities.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 6% during the nine months ended September 30, 2007 and decreased to 5% for the nine months ended September 30, 2008. Our oil and gas production taxes increased from $3,717,095, or $3.30 per BOE, for the nine months ended September 30, 2007 to $8,942,914, or $5.28 per BOE for the nine months ended September 30, 2008. The increase in total is the result of increased volumes and increased commodity prices. The increase per BOE is the result of higher commodity prices. However, production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Realized loss on oil derivatives. For the nine months ended September 30, 2008 we realized a loss on oil derivatives of $9,008,822. There was no realized loss on oil derivatives for the nine months ended September 30, 2007. This increase is the result of the reference price being above our ceiling price during the three months ended September 30, 2008 compared to the contracts not being in effect during the majority of the nine months ended September 30, 2007 and the reference price being between the floor and ceiling of our derivative contract during the time period in which it was in effect.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $15,199,899 to $23,556,695 for the nine months ended September 30, 2008, compared to $8,356,796 for the same period in 2007. The increase was primarily a result of an increase in volume and in the average depletion rate from $7.40 per BOE during the nine months ended September 30, 2007 to $13.81 per BOE during the nine months ended September 30, 2008. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $5,189,257 to $9,696,477 for the nine months ended September 30, 2008, compared to $4,507,220 for the same period in 2007. A portion of this increase was due to the increase of stock-based compensation expense to $5,095,580 as compared to $2,476,823 for the same period in 2007. The remaining increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth.

Interest income. Interest income was $835,755 for the nine months ended September 30, 2008, compared to $633,451 for the nine months ended September 30, 2007. The increase was due to higher cash balances between periods.

Interest expense. Interest expense was $1,145,456 for the nine months ended September 30, 2008, compared to $1,252,499 for the nine months ended September 30, 2007. The decrease was due to higher debt outstanding during the period in 2007.

Income tax expense. Our effective tax rate was 37% during the nine months ended September 30, 2007 and remained steady at 37% for the nine months ended September 30, 2008.

Net income. Net income increased from $25,011,045 for the nine months ended September 30, 2007 to $70,035,710 for the same period in 2008. The primary reasons for this increase include increased volumes as a result of the development of our properties and higher commodity prices between periods, partially offset by higher lease operating expense, general and administrative expense and income tax expense due to our growth.

Revenues Year to Date by Geographic section

Our net oil and gas revenues for the year through September 30, 2008 are applicable to the following geographic sectors:

OIL

	Net Production Volume		Net Revenue
Texas Leases	1,264,523	BBLS	$138,373,615
Oklahoma Leases	28,389	BBLS	$3,167,267
New Mexico Leases	165,618	BBLS	$18,050,044

GAS

	Net Production Volume		Net Revenue
Texas Leases	1,037,646	MCF	$12,535,634
Oklahoma Leases	16,880	MCF	$133,467
New Mexico Leases	227,598	MCF	$2,846,075
Kansas Leases	132,863	MCF	$778,257

Significant Subsequent Events Occurring After September 30, 2008

On October 29, 2008, the Company announced that as a result of the recent volatility of commodity prices of oil and natural gas, it was reducing its estimated capital expenditure budget approximately $59 million, to $189 million for the fiscal year ending December 31, 2008.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2008, the Company had cash on hand of $79,243,230, compared to $5,213,459 as of December 31, 2007. The Company had net cash provided by operating activities for the nine months ended September 30, 2008 of $142,458,786, compared to $34,321,101 for the same period 2007. Other significant sources of cash inflow were net proceeds from issuance of common stock of $116,130,189 in 2008 and $95,099,298 in 2007, proceeds from issuance of notes payable of $11,000,000 in 2008 and $30,700,000 in 2007, proceeds from option and warrant exercises of $4,653,439 in 2008 and $1,557,003 in 2007 and proceeds from the sale of oil and gas properties of $1,915,640 in 2007. The most significant cash outflows during the nine months ended September 30, 2008 and 2007 were capital expenditures of $154,212,644 in 2008 and $89,619,376 in 2007 and repayment of notes payable of $46,000,000 in 2008 and $50,400,000 in 2007.

In June 2008, the Company entered into an amended agreement that increased the borrowing base under its credit facility to $150,000,000, while leaving the credit facility at $150,000,000. All other terms and conditions remained the same. As of September 30, 2008, the Company was in compliance with all covenants and did not have any amount outstanding under this credit facility.

As noted above, the Company has, subsequent to September 30, 2008, determined to reduce its estimated capital expenditure budget for 2008. In doing so, the Company intends to operate within existing cash flows. At current commodity prices, the revised capital expenditure budget would allow it to operate within existing cash flow while still continuing to increase its estimated production and proven reserves.

Disclosures About Market Risks

Like other natural resource producers, Arena faces certain unique market risks. The two most salient risk factors are the volatile prices of oil and gas and certain environmental concerns and obligations.

Oil and Gas Prices

Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by global supply and demand, which can result in price fluctuations. Recently, these price fluctuations have been extremely volatile. While on a global scale, it appears the demand for crude oil will continue to exceed supply, the recent volatility in oil prices appears to have had some impact, at least in the United States, on short-term demand. Natural gas prices are established on a more regional and seasonal basis. However, Arena’s natural gas prices are projected to remain relatively consistent with current prices.

Despite the recent price volatility, Arena does not see itself as directly competitive with other producers, nor does the Company currently feel there is any significant risk that the Company could not sell all production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. The primary competitive risks would still come from falling international prices which could render current production uneconomical.

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

In 2007 and 2008, the Company entered into derivative contracts in order to manage the commodity price risk for a portion of production through 2009. The Company’s current derivative contracts are costless collars. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar positions as of September 30, 2008.

Commodity	Remaining Period	Volume	Floor	Ceiling
WTI Crude Oil	October 2008 - December 2008	92,000	$ 65.00	$ 80.50
WTI Crude Oil	October 2008 - December 2009	457,000	$ 100.00	$ 197.00

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

The changes in fair value of the oil hedging contract with a floor of $65 resulted in a decrease in the liability of $7,846,863 for the three months ended September 30, 2008 and $3,348,880 for the nine months ended September 30, 2008, to $1,097,942 as of September 30, 2008. The after tax decrease in the fair value of the liability of $4,953,524 for the three months ended September 30, 2008 and $2,109,795 for the nine months ended September 30, 2008 are reflected in other comprehensive income.

The changes in fair value of the oil hedging contract with a floor of $100 resulted in an increase in the asset of $4,541,253 for the three and nine months ended September 30, 2008. The after tax increase in the fair value of the asset of $2,860,989 for the three and nine months ended September 30, 2008 is reflected in other comprehensive income.

Cash settlements of cash flow hedges are recorded as a loss on derivatives in the operating section of the Company’s statement of operations. The Company’s statement of operations for the three and nine months ended September 30, 2008 includes a loss on derivative instrument of $3,462,283 and $9,008,822, respectively. No amounts were shown for the three and nine months ended September 30, 2007 because the reference price was between the floor and ceiling of our costless collar during the time our hedge instrument was effective during those periods.

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: November 5, 2008	By: /s/ Phillip W. Terry
Phillip W. Terry
President, Chief Executive Officer

Dated: November 5, 2008	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer