Form 10-K
period 2008-12-31
ARENA RESOURCES INC
filed 2009-03-02
CIK 1123871

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008
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

As of June 30, 2008, the aggregate market value of the common voting stock held by non-affiliates of the issuer, based upon the closing stock price of $52.82 per share, was approximately $1,924,472,984.

As of February 26, 2008, the issuer had outstanding 38,210,187 shares of common stock ($0.001 par value).

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

Business Development

                Between our inception in August 2000 through 2004, we have built our asset base and achieved growth primarily through property acquisitions. Beginning in 2005, while we continued to grow through acquisition, we shifted our focus to growth through development of our existing properties. From our inception through December 31, 2008, we have increased our proved reserves to approximately 65.6 million Boe (barrel of oil equivalent). As of December 31, 2008, our estimated proved reserves had a pre-tax PV10 (present value of future net revenues before income taxes discounted at 10%) of approximately $651.6 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $460.7 million. The difference between these two amounts is the effect of income taxes. The Company presents the pre-tax PV-10 value, which is a non-GAAP financial measure, because it is a widely used industry standard which we believe is useful to those who may review this Annual Report when comparing our asset base and performance to other comparable oil and gas exploration and production companies. We spent approximately $475.9 million on acquisitions and capital projects during 2006, 2007 and 2008.

                We have a portfolio of oil and natural gas reserves, with approximately 85% of our proved reserves consisting of oil and approximately 15% consisting of natural gas. Of those reserves approximately 31% of our proved reserves are classified as proved developed producing, or “PDP,” approximately 7% of our proved reserves are classified as proved developed non-producing, or “PDNP,” and approximately 62% are classified as proved undeveloped, or “PUD.”

Competitive Business Conditions

                We operate in a highly competitive environment for acquiring properties, marketing oil and natural gas and securing trained personnel. Some of our competitors possess and employ financial resources substantially greater than ours and some of our competitors employ more technical personnel. These factors can be particularly important in the areas in which we operate. Those companies may be able to pay more for productive oil and natural gas properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than what our financial or technical resources permit. Our ability to acquire additional properties and to find and develop reserves in the future will depend on our ability to identify, evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

                The actual price range of crude oil is largely established by major crude oil purchasers and commodities trading. Pricing for natural gas is based on regional supply and demand conditions. To this extent we believe we receive oil and gas prices comparable to other producers. There is little risk in our ability to sell all our current production at current prices with a reasonable profit margin. The risk of domestic overproduction at current prices is not deemed significant. We view our primary pricing risk to be related to a potential decline in prices to a level which could render our current production uneconomical.

                We are presently committed to use the services of the existing gathering systems of the companies that purchase our natural gas production. This commitment is tied to existing natural gas purchase contracts associated with our production This commitment potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company would require substantial additional costs (since an alternative gathering company would be required to lay new pipeline and/or obtain new rights of way to any lease from which we are selling production). We are not subject to third party gathering systems for our oil production. Some of our oil production is sold through a third party pipeline which has no regional competition. All other oil production is transported by the oil purchaser by trucks with competitive trucking costs in the area.

Major Customers

                We principally sell our oil and natural gas production to end users, marketers and other purchasers that have access to nearby pipeline facilities. In areas where there is no practical access to pipelines, oil is trucked to storage facilities. Our marketing of oil and natural gas can be affected by factors beyond our control, the effects of which cannot be accurately predicted. For fiscal year 2008, sales to three customers, Navajo Refining Company, DCP Midstream, LP and Conoco Phillips, represented 83%, 8% and 5% of oil and gas revenues, respectively. At December 31, 2008, these customers represented 84%, 9% and 5% of our accounts receivable. However, we believe that the loss of these customers would not materially impact our business, because we could readily find other purchasers for our oil and gas as produced.

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

                Compliance with these regulations may constitute a significant cost and effort for us. No specific accounting for environmental compliance has been maintained or projected by us at this time. We are not presently aware of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which either we or our acquired properties are involved in or subject to, or arising out of any predecessor operations.

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

Current Employees

                As of December 31, 2008, we had 71 full-time employees, including 25 employed by Arena Drilling Company, a wholly owned subsidiary. Our employees are not represented by any labor union. We consider our relations with our employees to be satisfactory and have never experienced a work stoppage or strike.

                We retain certain engineers, geologists, landmen, pumpers and other personnel on a contract or fee basis as necessary for our operations.

Item 1A.	Risk Factors

                The following risks and uncertainties may affect our performance, results of operations and the trading price of our common stock.

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

                Because a substantial percentage of our proven properties are proved undeveloped (approximately 62%) or proved developed non-producing (approximately 7%), we will require significant additional capital to develop such properties before they may become productive. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be converted to positive cash flow.

                While our current business plan is to fund the development costs with cash flow from our other producing properties, if such cash flow is not sufficient we may be forced to seek alternative sources for cash, through the issuance of additional equity or debt securities, increased borrowings or other means.

Approximately 26% of our proven reserves depend upon secondary recovery techniques to establish production.

                Approximately twenty-six percent (26%) of our reserves for the year ended December 31, 2008 are associated with secondary recovery projects that are either in the initial stage of implementation or are scheduled for implementation. We anticipate that secondary recovery will be attempted by the use of waterflood of these reserves, and the exact project initiation dates and, by the very nature of waterflood operations, the exact completion dates of such projects, are uncertain. In addition, the reserves associated with these secondary recovery projects, as with any reserves, are estimates only, as the success of any development project, including these waterflood projects, cannot be ascertained in advance. If we are not successful in developing a significant portion of our reserves associated with secondary recovery methods, it could have a negative impact on our earnings and our stock price.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could adversely affect our business, financial condition or results of operations.

                Our future success will depend on the success of our exploitation, exploration, development and production activities. Our oil and natural gas exploration and production activities are subject to numerous risks beyond our control; including the risk that drilling will not result in commercially viable oil or natural gas production. Our decisions to purchase, explore, develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Please read “—Reserve estimates depend on many assumptions that may turn out to be inaccurate” (below) for a discussion of the uncertainty involved in these processes. Our cost of drilling, completing and operating wells is often uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

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

Decreases in oil and natural gas prices may require us to take write-downs of the carrying values of our oil and natural gas properties, potentially requiring earlier than anticipated debt repayment and negatively impacting the trading value of our securities.

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

                We have a $150 million credit facility in place with a current borrowing base of $150 million. As of December 31, 2008, no amount was outstanding on our credit facility. If in the future we utilize this facility, the level of our indebtedness could affect our operations in several ways, including the following:

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

General Background

                From our inception in August 2000 through 2004, we built our asset base and achieved growth primarily through property acquisitions. Beginning in 2005, while we have continued to grow through acquisition, we have shifted our focus to growth through development of our existing properties.

                As of December 31, 2008, our estimated proved reserves had a pre-tax PV10 value of approximately $651.6 million and a Standardized Measure of Discounted Future Cash Flows of approximately $460.7 million, approximately 75% of which relate to our properties in Texas, approximately 20% of which relate to our properties located in New Mexico, approximately 4% relate to our properties in Oklahoma and less than 1% relate to our properties in Kansas. We spent approximately $475.9 million on acquisitions and capital projects during 2006, 2007 and 2008. We expect to further develop these properties through additional drilling. We will closely manage our capital expenditures to our cash flow. As commodity prices change we will consider the resulting impact on our cash flow and adjust our capital expenditures up or down accordingly. We have maintained a strong current cash position with no long-term debt; we will continue to seek acquisition opportunities that complement our core assets.

                The following table summarizes our total net proved reserves, pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows as of December 31, 2008.

Geographic Area	Oil (Bbl)	Natural Gas (Mcf)	Total (Boe)	Pre-Tax PV10 Value	Standardized Measure of Discounted Future Net Cash Flows

New Mexico	11,562,062	10,027,712	13,233,347	$142,655,469	$96,740,125
Texas	41,446,289	46,659,956	49,222,949	473,553,239	340,265,525
Oklahoma	2,836,906	223,942	2,874,229	34,070,421	22,109,638
Kansas	-	1,893,052	315,509	1,275,470	1,571,622

Total	55,845,257	58,804,662	65,646,034	$651,554,599	$460,686,910

Proved Reserves

                Our 65,646,034 Boe of proved reserves, which consist of approximately 85% oil and 15% natural gas, are summarized below as of December 31, 2008, on a net pre-tax PV10 value and Standardized Measure of Discounted Future Net Cash Flows basis. Our reserve estimates have not been filed with any Federal authority or agency (other than the SEC).

                As of December 31, 2008, our Texas proved reserves had a net pre-tax PV10 value of $473.6 million and Standardized Measure of Discounted Future Net Cash Flows of $340.3 million, our proved reserves in New Mexico had a net pre-tax PV10 value of $142.7 million and Standardized Measure of Discounted Future Net Cash Flows of $96.7 million, our proved reserves in Oklahoma had a net pre-tax PV10 value of $34.1 million and a Standardized Measure of Discounted Future Net Cash Flows of $22.1 million and our proved reserves in Kansas had a net pre-tax PV10 value of $1.3 million and a Standardized Measure of Discounted Future Net Cash Flows of $1.6 million.

                As of December 31, 2008, approximately 31% of the proved reserves have been classified as proved developed producing, or “PDP”. Proved developed non-producing, or “PDNP” reserves constitute approximately 7% and proved undeveloped, or “PUD”, reserves constitute approximately 62%, of the proved reserves as of December 31, 2008.

                Total proved reserves had a net pre-tax PV10 value as of December 31, 2008 of approximately $651.6 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $460.7 million, 32.8% or $213.7 million and $152.9 million, respectively, of which is associated with the PDP reserves. An additional $57.0 million and $39.8 million, respectively, is associated with the PDNP reserves, or 8.7% of total proved reserves’ pre-tax PV10 value. The remaining $380.9 million and $269.0 million, respectively, was associated with PUD reserves.

                Our proved reserves as of December 31, 2008 are summarized in the table below.

	Oil (Bbl)	Gas (Mcf)	Total (Boe)	% of Total Proved	Pre-tax PV10 (In thousands)	Standardized Measure of Discounted Future Net Cash Flows	Future Capital Expenditures (In thousands)
New Mexico:
PDP	3,514,564	5,058,089	4,357,579	7%	$29,705	$20,144	$-
PDNP	1,898,696	1,883,264	2,212,573	3%	28,745	19,493	4,072
PUD	6,148,802	3,086,359	6,663,195	10%	84,205	57,103	50,171

Total Proved:	11,562,062	10,027,712	13,233,347	20%	$142,655	$96,740	$54,243

Texas:
PDP	13,391,728	11,101,118	15,241,914	23%	$181,321	$130,285	$-
PDNP	1,183,124	8,628,648	2,621,232	4%	28,227	20,282	10,842
PUD	26,871,437	26,930,190	31,359,803	48%	264,007	189,698	256,592

Total Proved:	41,446,289	46,659,956	49,222,949	75%	$473,555	$340,265	$267,434

Oklahoma:
PDP	243,365	94,862	259,175	0%	$1,372	$890	$-
PUD	2,593,541	129,080	2,615,054	4%	32,698	21,220	8,995

Total Proved:	2,836,906	223,942	2,874,229	4%	$34,070	$22,110	$8,995

Kansas:
PDP	-	1,893,052	315,509	1%	$1,275	$1,572	$-

Total Proved:	-	1,893,052	315,509	1%	$1,275	$1,572	$-

Total:
PDP	17,149,657	18,147,121	20,174,177	31%	$213,673	$152,891	$-
PDNP	3,081,820	10,511,912	4,833,805	7%	56,972	39,775	14,914
PUD	35,613,780	30,145,629	40,638,052	62%	380,910	268,021	315,758

Total Proved:	55,845,257	58,804,662	65,646,034	100%	$651,555	$460,687	$330,672

Estimated Costs Related to Conversion of Proved Undeveloped Reserves to Proved Developed Reserves

                The following table indicates projected reserves that we currently estimate will be converted from proved undeveloped or proved developed non-producing to proved developed, as well as the estimated costs per year involved in such development.

Year	Estimated Oil Reserves Developed (Bbls)	Estimated Gas Reserves Developed (Mcf)	Total Boe	Estimated Development Costs

2009	8,645,952	19,144,177	11,836,648	$68,536,928
2010	11,813,008	10,124,718	13,500,461	95,088,268
2011	9,103,092	6,365,262	10,163,969	96,918,071
2012	9,133,548	5,023,384	9,970,779	70,129,190

	38,695,600	40,657,541	45,471,857	$330,672,457

Production

                Our estimated average daily production for the month of December, 2008, is summarized below. These tables indicate the percentage of our estimated December 2008 average daily production of 7,003 Boe/d attributable to each state and to oil versus natural gas production.

State	Average Daily Production	Oil	Natural Gas
Texas	86.30%	76.12%	10.18%
New Mexico	10.83%	8.77%	2.06%
Oklahoma	1.71%	1.61%	0.10%
Kansas	1.16%	0.00%	1.16%

Total	100%	86.50%	13.50%

Summary of Oil and Natural Gas Properties and Projects

                Significant New Mexico Operations

                East Hobbs San Andres Unit – Lea County, New Mexico. In May, 2004 we acquired an 82.24% working interest and a 67.60% net revenue interest in this lease. The property has been in continuous production since that time. “Net revenue interest” is the owner’s percentage share of the monthly income realized from the sale of a well’s produced oil and gas. The net revenue interest is a lesser number as compared to the working interest, due to the mineral owner royalty and other overriding royalties on the well. The lease contains approximately 920 acres, all held by production, on which there are 31 producing wells. We believe the property can support 27 additional wells which are included in our estimate of PUD in this report. We believe the property also has additional potential through waterflooding. A waterflood operation is a method of secondary recovery in which water is injected into the reservoir formation to displace residual oil. The water from injection wells physically sweeps the displaced oil to adjacent production wells. These estimates are included in our estimates of PUD potential.

                Seven Rivers Queen Unit – Lea County, New Mexico. In May, 2003 we acquired a 71.11% working interest and a 56.91% net revenue interest in this mature waterflood property. The property consists of 2,240 acres, all held by production. The property has 55 producing wells. We believe the property has remaining potential from waterflood expansion but no costs have been budgeted for this development for 2009.

                Humphrey Queen Unit – Lea County, New Mexico. We acquired a 100% working interest and a 75.08% net revenue interest in this mature waterflood in December, 2007. The property contains 16 producing wells and approximately 760 acres, all held by production. We believe the property can support activities to drill 22 additional PUD wells, which are included in our reserve estimates.

                Langlie Mattix Queen Unit – Lea County, New Mexico. We acquired a 100% working interest and a 75.09% net revenue interest in this mature waterflood property in December, 2007. The property has 16 producing wells on approximately 1,040 acres, all held by production. We believe the property can support activity to drill 24 additional PUD wells, which are included in our reserve estimates.

                South Leonard Queen Unit – Lea County, New Mexico. We acquired a 100% working interest and a 75.09% net revenue interest in this mature waterflood in December, 2007. The property contains 7 producing wells on approximately 680 acres with all of the acreage being held by production. We believe the property can support activity to drill four additional PUD wells, which are included in our reserve estimates.

                North Benson Queen Unit – Eddy County, New Mexico. We acquired a 100% working interest and a 69.44% net revenue interest in this mature waterflood property in October, 2003. The property has 27 producing wells and contains approximately 1,800 acres, all held by production. We have reactivated the waterflood by constructing a new water supply system, building new injection facilities, and returning previously idle water injection wells to service. We think the property can support workovers in existing wells to open additional zones and drilling 28 additional wells which are included as PUD in our reserve estimate.

                Red Lake Unit – Eddy County, New Mexico. In October, 2007 we acquired a 100% working interest and an 80.56% net revenue interest in this property. The lease has 16 producing wells on approximately 1,090 acres, all held by production. We believe the property can support activity to drill three additional PUD wells, which are included in our reserve estimates.

                Phillips Lea, Hale State, State 36 and Corbin 35 leases – Lea County, New Mexico. In June, 2008 we acquired a 100% working interest with net revenue interests ranging from 80.31% to 82.81% in these leases. The leases have 16 producing wells on approximately 800 acres, all held by production. We think the property can support workovers in existing wells to open new zones in existing wells and drilling 11 additional wells which are included as PUD in our reserve estimate.

                Significant Texas Operations

                Fuhrman Mascho leases – Andrews County, Texas. In December 2004 we acquired a 100% working interest and a 75% net revenue interest in these leases. Throughout 2005, 2006, 2007 and 2008 we acquired working and net revenue interests in additional producing leases and acquired additional undeveloped acreage in and around our Fuhrman Mascho leases. The working interests range from 20-100% and the net revenue interests range from 16-80%. In total, we now own 36,279 acres, with 24,760 acres developed and held by production and the remaining 11,479 acres being undeveloped. We believe the Fuhrman Mascho leases contain considerable remaining potential for San Andres zone PUD drilling. Our reserve estimate includes 499 PUD Grayburg-San Andres wells. The Fuhrman Mascho leases also contain potential for Yates zone gas development from workovers in existing wells and PUD locations. Our reserve estimates include potential development expenditures for 2009 and beyond.

                Y6 lease – Fisher County, Texas. We acquired a 100% working interest and an 80% net revenue interest in this partially developed waterflood property in June, 2001. There are 15 producing wells on approximately 1,697 acres, which is held by production. We believe the property can support activity to drill four additional PUD wells, which are included in our reserve estimates.

                Significant Oklahoma Operations

                Ona Morrow Sand Unit – Cimarron and Texas Counties, Oklahoma. We acquired a 100% working interest and an 81.32% net revenue interest in this waterflood property in June, 2001. There are 13 producing wells on approximately 2,120 acres, which is held by production. We believe the property can support three additional PUD wells, which are included in our estimate of PUD.

                Eva South Morrow Sand Unit – Texas County, Oklahoma. We purchased a 100% working interest and an 85.41% net revenue interest in this waterflood property in July, 2002. The lease has seven producing wells on approximately 489 acres, which is held by production. We believe this property can support two additional wells which are included in our estimate of PUD.

                Midwell, Appleby, Smaltz, and Hanes Leases – Cimarron County, Oklahoma. We acquired a 100% working interest and an 80% net revenue interest in these leases in September, 2002. The leases contain 11 wells on approximately 2,280 acres, which is held by production. We believe the leases contain PUD potential from waterflood operations and six PUD wells, which are included in our estimate of PUD. We began implementing the waterflood operations during 2008 and will continue those efforts during 2009.

Acreage

                The following table summarizes gross and net developed and undeveloped acreage at December 31, 2008 by region (net acreage is our percentage ownership of gross acreage). Acreage in which our interest is limited to royalty and overriding royalty interests is excluded.

	Developed Acreage		Undeveloped Acreage		Total Acreage

	Gross	Net	Gross	Net	Gross	Net

New Mexico	9,850	7,069	-	-	9,850	7,069

Texas	27,027	20,391	13,009	9,757	40,036	30,148

Oklahoma	5,529	4,122	-	-	5,529	4,122

Kansas	5,200	4,160	-	-	5,200	4,160

Total	47,606	35,742	13,009	9,757	60,615	45,499

Production History

                The following table presents the historical information about our produced natural gas and oil volumes.

	Year Ended December 31,
	2006	2007	2008

Oil production (Bbls)	900,614	1,316,025	2,018,335
Natural gas production (Mcf)	989,991	1,503,612	1,911,713
Total production (Boe)	1,065,613	1,566,627	2,336,954
Daily production (Boe/d)	2,919	4,292	6,403
Average sales price:
Oil (per Bbl)	$59.26	$66.89	$94.16
Natural gas (per Mcf)	6.46	8.02	9.84
Total (per Boe)	56.08	63.89	89.37
Average production cost (per Boe)	$6.06	$7.34	$7.63
Average production taxes (per Boe)	3.29	3.61	4.50

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

Productive Wells

                The following table presents our ownership at December 31, 2008, in productive oil and natural gas wells by region (a net well is our percentage ownership of a gross well).

	Oil Wells		Gas wells		Total Wells

	Gross	Net	Gross	Net	Gross	Net

New Mexico	194	136	-	-	194	136
Texas	755	567	-	-	755	567
Oklahoma	31	25	-	-	31	25
Kansas	-	-	10	8	10	8

Total	980	728	10	8	990	736

Drilling Activity

                During 2008 we completed the drilling of 233 wells. All but seven of these wells were drilled on our Fuhrman Mascho properties in Andrews County, Texas, five of which were Yates gas wells with the remainder being San Andres wells. Of the remaining wells drilled, three were on our East Hobbs San Andres Unit in Lea County, New Mexico and one each was drilled on our Y-6 lease in Fischer County, Texas, our Phillips Lea lease in Lea County, New Mexico, our Hale State lease in Lea County, New Mexico and our Homann lease in Gaines County, Texas.

Cost Information

                We conduct our oil and natural gas activities entirely in the United States. As noted previously in the table appearing under “Production History”, our average production costs, per Boe, were $6.06 in 2006, $7.34 in 2007 and $7.63 in 2008 and our average production taxes, per BOE, were $3.29 in 2006, $3.61 in 2007 and $4.50 in 2008. These amounts are calculated by dividing our total production costs or total production taxes by our total volume sold, in Boe.

                Costs incurred for property acquisition, exploration and development activities during the years ended December 31, 2006, 2007 and 2008 are shown below.

	For the Years Ended December 31,

	2006	2007 (1)	2008

Acquisition of proved properties	$7,122,176	$53,554,064	$16,782,225
Acquisition of unproved properties	3,282,635	542,650	-
Exploration costs	1,124,556	-	-
Development costs	89,797,285	113,084,344	190,584,614

Total Costs Incurred	$101,326,652	$167,181,058	$207,366,842

(1)   The amount shown for 2007 for acquisition of proved properties is net of proceeds received from the sale of our interest in the West San Andres property.

Reserve Quantity Information

                Our estimates of proved reserves and related valuations were based on internal reports and audited by Lee Keeling and Associates, Inc. (Kansas and Oklahoma Properties) and Williamson Petroleum Consultants, Inc. (New Mexico and Texas Properties), independent petroleum engineers, in accordance with the provisions of SFAS 69, “Disclosures About Oil and Gas Producing Activities.” The estimates of proved reserves are inherently imprecise and are continually subject to revision based on production history, results of additional exploration and development, price changes and other factors.

                Our oil and natural gas reserves are attributable solely to properties within the United States. A summary of the changes in quantities of proved (developed and undeveloped) oil and natural gas reserves is shown below.

	Oil (Bbls)	Natural Gas (Mcf)

Balance, December 31, 2005	24,867,189	31,982,079
Purchase of minerals in place	3,644,144	2,605,212
Extensions and discoveries	8,952,460	10,206,642
Production	(900,616)	(989,991)
Revisions of estimates	(498,904)	(1,379,743)

Balance, December 31, 2006	36,064,273	42,424,199
Purchase of minerals in place	7,021,972	4,330,246
Extensions and discoveries	6,016,660	6,852,346
Production	(1,316,025)	(1,503,612)
Revisions of estimates	(373,558)	(4,028,217)

Balance, December 31, 2007	47,413,322	48,074,962
Purchase of minerals in place	3,638,095	2,364,908
Extensions and discoveries	9,547,981	11,391,853
Production	(2,018,335)	(1,911,713)
Revisions of estimates	(2,735,806)	(1,115,348)

Balance, December 31, 2008	55,845,257	58,804,662

Our proved oil and natural gas reserves are shown below.

	For the Years Ended December 31,
	2006	2007	2008

Oil (Bbls)
Developed	11,566,185	14,951,794	20,231,477
Undeveloped	24,498,088	32,461,428	35,613,780

Total	36,064,273	47,413,222	55,845,257

Natural Gas (Mcf)
Developed	29,679,974	30,783,255	28,659,033
Undeveloped	12,744,225	17,291,707	30,145,629

Total	42,424,199	48,074,962	58,804,662

Total (Boe)
Developed	16,512,848	20,082,336	25,007,982
Undeveloped	26,622,126	35,343,375	40,638,052

Total	43,134,974	55,425,711	65,646,034

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

                The standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

December 31,	2008	2007	2006

Future cash flows	$2,391,888,946	$4,634,645,500	$2,206,997,329
Future production costs	(716,121,604)	(790,284,047)	(436,830,228)
Future development costs	(330,672,457)	(321,485,125)	(150,553,635)
Future income taxes	(394,800,287)	(1,254,982,170)	(578,112,324)

Future net cash flows	950,294,598	2,267,894,158	1,041,501,142
10% annual discount for estimated timing of cash flows	(489,607,688)	(991,727,804)	(496,061,467)

Standardized Measure of Discounted Cash Flows	$460,686,910	$1,276,166,354	$545,439,675

                The changes in the standardized measure of discounted future net cash flows relating to the proved oil and natural gas reserves are shown below.

	2008	2007	2006

Beginning of the year	$1,276,166,354	$545,439,675	$445,600,566
Purchase of minerals in place	41,597,736	325,058,027	18,153,711
Extensions, discoveries and improved recovery, less related costs	129,110,323	297,610,301	279,407,782
Development costs incurred during the year	190,631,820	113,109,335	90,848,604
Sales of oil and gas produced, net of production costs	(190,374,853)	(82,949,751)	(53,324,929)
Accretion of discount	131,684,244	69,291,660	47,117,073
Net changes in price and production costs	(1,526,963,575)	592,749,069	(106,369,988)
Net change in estimated future development costs	(22,637,628)	(111,175,136)	(53,640,718)
Revision of previous quantity estimates	293,723,576	(7,424,163)	(14,276,840)
Revision of estimated timing of cash flows	(409,158,356)	(62,546,312)	(38,827,084)
Net change in income taxes	546,907,269	(402,996,351)	(69,248,502)

End of the Year	$460,686,910	$1,276,166,354	$545,439,675

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

                Developing and Exploiting Existing Properties. We believe that there is significant value to be created by drilling the identified undeveloped opportunities on our properties. We own interests in a total of 47,606 gross (35,742 net) developed acres and operate essentially all of the net pre-tax PV10 value of our proved undeveloped reserves. In addition, as of December 31, 2008, we owned interests in approximately 13,009 gross undeveloped acres (9,757 net). We believe that our current and future cash flow will enable us to undertake the exploitation of our properties through additional drilling activities. We will closely manage our capital expenditures to our cash flow. As commodity prices change we will consider the resulting impact on our cash flow and adjust our capital expenditures accordingly, be it up or down.

                Pursuing Profitable Acquisitions. We have historically pursued acquisitions of properties that we believe to have exploitation and development potential comparable to our existing inventory of drilling locations. We have developed and refined an acquisition program designed to increase reserves and complement our existing core properties. We have an experienced team of management and engineering professionals who identify and evaluate acquisition opportunities, negotiate and close purchases and manage acquired properties. While our emphasis in 2008 and beyond is anticipated to focus on the further development of our existing properties, we will continue to look for acquisition opportunities with existing cash flow from production and future development potential.

                Controlling Costs through Efficient Operation of Existing Properties. We operate essentially 100% of the pre-tax PV10 value of our total proved reserves, which we believe enables us to better manage expenses, capital allocation and the decision-making processes related to our exploitation and exploration activities. For the year ended December 31, 2008, our oil and gas production costs per Boe averaged $7.63, our oil and gas production taxes per Boe averaged $4.50 and general and administrative costs averaged $5.80 per Boe produced.

Other Properties and Commitments

                Our principal executive offices are in a company owned building in Tulsa, Oklahoma. This office building has approximately 16,000 square feet. Additionally, we own the building in Hobbs, New Mexico which serves as our primary field office. This office building has approximately 7,500 square feet. We also own an office building in Andrews, Texas for the operation of our wholly-owned subsidiary Arena Drilling Company. This office building has approximately 6,000 square feet. We believe the office space will be adequate for our current operations as well as allowing for continued growth.

Item 3:	Legal Proceedings

                In the ordinary course of business, we may be, from time to time, a claimant or a defendant in various legal proceedings. We do not presently have any material litigation pending or threatened.

Item 4:	Submission of Matters to a Vote of Security Holders

                Our annual shareholders’ meeting was held on December 12, 2008. The shareholder’s re-elected Messrs. Stanley M. McCabe, Lloyd T. Rochford, Clayton E. Woodrum, Anthony B. Petrelli and Carl F. Fiddner as Directors with terms ending in 2009. The shareholders approved an amendment to the Company’s executive stock option plan to increase the number of shares of Common Stock that may be granted under the plan from 5,000,000 to 5,500,000. The following reflects the votes cast for each matter voted on at the annual meeting:

	Votes for	Votes against	Abstain

Lloyd T. Rochford	32,604,253	1,920,110	-
Stanley M. McCabe	27,700,893	6,823,470	-
Clayton E. Woodrum	26,001,428	8,522,935	-
Anthony B. Petrelli	31,807,392	2,716,971	-
Carl H. Fiddner	31,808,367	2,715,996	-

Amendment to stock option plan	18,318,146	11,181,573	5,024,644

PART II

Item 5:	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for our Common Stock

                Since August 31, 2006, our common stock has been traded on the New York Stock Exchange, under the symbol “ARD”. The following table shows the high and low sales prices for each quarter during the last two years. All prices shown reflect a two for one stock split in October 2007.

Period	High Sale	Low Sale

1st Quarter 2007	$25.33	$18.42
2nd Quarter 2007	29.56	22.11
3rd Quarter 2007	35.54	25.30
4th Quarter 2007	45.35	31.50

1st Quarter 2008	$44.17	$29.25
2nd Quarter 2008	57.60	38.00
3rd Quarter 2008	56.59	32.47
4th Quarter 2008	39.03	17.63

1st Quarter 2009 (through February 23, 2009)	$32.79	$19.29

Record Holders

                As of February 25, 2009, there are approximately 16,577 holders of record of our common stock. As of February 26, 2009, 1,612,886 shares, or approximately 4.2%, of the 38,210,187 shares issued and outstanding as of such date are held by management or affiliated parties.

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

Securities Authorized for Issuance Under Equity Compensation Plans

                In March 2003, our board of directors adopted an executive stock option plan which was subsequently approved by our shareholders at our annual meeting in July 2003, and which was amended by our shareholders at our annual meetings in 2004, 2005, 2006 and 2008. Information regarding this plan and the options that have been granted under this plan may be found in this Annual Report under Part III, Items 10 and 11.

Issuer Repurchases

                We did not make any repurchases of our equity securities during the quarter ending December 31, 2008.

Item 6:	Selected Financial Data

                The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2008, 2007, 2006, 2005, and 2004. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Annual Report.

	For the Year Ended December 31,

	2008	2007	2006	2005	2004

Statement of Operations Data:
Revenues	$208,858,645	$100,089,698	$59,760,117	$25,843,077	$8,482,130
Cost of revenues	28,351,514	17,156,338	9,960,178	5,772,225	2,605,538
Realized loss on oil derivative	4,275,330	932,361	-	-	-
Depreciation, depletion and amortization	29,789,794	17,968,062	7,900,099	2,781,504	1,011,602
Accretion	309,402	190,904	127,132	102,585	53,729
General and administrative	13,557,202	7,815,721	3,617,309	1,365,590	874,850
Net income	83,617,201	34,441,939	23,267,968	9,460,683	2,451,652

Basic income per common share	$2.28	$1.07	$0.83	$0.42	$0.16
Diluted income per common share	2.20	1.02	0.77	0.38	0.14

	As of December 31,

	2008	2007	2006	2005	2004

Balance Sheet Data:
Current assets	$89,530,137	$30,823,214	$14,674,345	$7,673,860	$2,498,423
Oil and gas properties subject to amortization	548,714,235	339,887,859	171,708,200	69,770,685	34,457,137
Total assets	591,684,775	350,980,663	176,312,978	74,421,907	36,377,524
Total current liabilities	19,789,547	19,216,475	14,995,870	6,737,806	1,840,665
Total long-term liabilities	89,599,767	73,953,223	41,273,056	8,919,826	13,735,016
Total stockholders equity	482,295,461	257,810,965	120,044,052	58,728,755	20,801,843

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

                We have increased our reserves significantly by investing approximately $207.4 million in acquisitions and development in 2008, following total capital expenditures of approximately $167.2 million in 2007 and $101.3 million in 2006.

                We will closely manage our capital expenditures to our cash flow. As commodity prices change we will consider the resulting impact on our cash flow and adjust our capital expenditures accordingly, be it up or down. We also intend to continue seeking acquisition opportunities which compliment our current portfolio. We could draw on our credit facility or funds derived from future equity transactions for future acquisitions.

                Our business plan has involved increasing our base of proven reserves until we have acquired a sufficient core to enable us to utilize cash from existing production to fund further development activities. When we originated our business plan we believed this would allow us to lessen our risks, including risks associated with borrowing funds to undertake exploration activities at an earlier time. We increased our base of proven properties and initiated development activities as oil and natural gas prices increased.

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

                In a worst case scenario, future drilling operations could be largely unsuccessful, oil and gas prices could further decline and/or other factors beyond our control could cause us to greatly modify or substantially curtail our development plans, which could negatively impact our earnings, cash flow and most likely the trading price of our securities, as well as the acceleration of debt repayment and a reduction in our borrowing base under our credit facilities.

Results of Operations

                The following table sets forth selected operating data for the periods indicated:

	For the Years Ended December 31,

	2006	2007	2008

Net production:
Oil (Bbls)	900,614	1,316,025	2,018,335
Natural gas (Mcf)	989,991	1,503,612	1,911,713

Net sales:
Oil	$53,367,118	$88,025,225	$190,050,617
Natural gas	6,392,999	12,064,473	18,808,028

Average sales price:
Oil (per Bbl)	$59.26	$66.82	$94.16
Natural gas (per Mcf)	6.46	8.02	9.84

Production costs and expenses
Oil and gas production costs	$6,453,831	$11,500,461	$17,833,144
Production taxes	3,506,347	5,655,877	10,518,370
Realized loss on oil derivative	-	932,361	4,275,330
Depreciation, depletion and amortization expense	7,900,099	17,968,062	29,789,794
Accretion expense	127,132	190,904	309,402
General and administrative expenses	3,617,309	7,815,721	13,557,202

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

                Oil and natural gas sales.     Oil and natural gas sales revenue increased approximately $108.8 million to $208.9 million in 2008. Oil sales increased $102.1 million and natural gas sales increased $6.7 million. The oil sales increase was caused by a sales volume increase of 702,310 barrels in 2008, and a 41% increase in the average realized per barrel oil price from $66.82 in 2007 to $94.16 in 2008. These per barrel amounts are calculated by dividing revenue from oil sales by the volume of oil sold, in barrels. The natural gas sales increase was caused by a sales volume increase of 408,102 Mcf in 2008, and a 23% increase in the average realized per barrel oil price from $8.02 in 2007 to $9.84 in 2008. These per Mcf amounts are calculated by dividing revenue from gas sales by the volume of gas sold, in Mcf. The volume increase for crude oil and natural gas primarily resulted from development of our existing properties in 2008.

                Oil and gas production costs.     Our aggregate oil and gas production costs increased from $11,500,461 in 2007 to $17,833,144, and increased on a Boe basis from $7.34 in 2007 to $7.63 in 2008. These per Boe amounts are calculated by dividing our total production costs by our total volume sold, in Boe. This aggregate increase was the result of the drilling of new wells in 2008 and cost increases. The increase on a per Boe basis is attributable to rising rates for labor and services.

                Oil and gas production taxes.     Oil and gas production taxes as a percentage of oil and natural gas sales were 5.65% during 2007 and decreased to 5.04% in 2008. Production taxes vary from state to state. Therefore, these taxes are likely to vary in the future depending on the mix of production we generate from various states, and on the possibility that any state may raise its production tax.

                Realized loss on oil derivative.     Realized loss on oil derivative increased from $932,361 in 2007 to $4,275,330 in 2008. This increase is the result of commodity price increases during most of 2008.

                Depreciation, depletion and amortization.     Our depreciation, depletion and amortization expense increased by $11,940,230 to $30,099,196 in 2008. The increase was a result of an increase in the average depreciation, depletion and amortization rate from $11.59 per Boe during 2007 to $12.88 per Boe during 2008. These per Boe amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in Boe. The increased depreciation, depletion and amortization were the result of increased sales volume and an increase in estimated future development costs.

                General and administrative expenses.     General and administrative expenses increased by $5,741,481 to $13,557,202 during 2008. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and compensation expense related to our stock option plan as a result of the adoption of FASB 123(R).

                Interest income.     Interest income increased $414,949 to $1,299,939 in 2008. The increase was due to higher cash balances during periods of the year in 2008.

                Interest expense.     Interest expense decreased $266,064 to $1,145,456 in 2008. The increase was due to lower amounts of debt being outstanding during periods of the year in 2008.

                Income tax expense.     Our effective tax rate was 37% during 2008 and 38% during 2007.

                Net income.     Net income increased from $34,441,939 for 2007 to $83,617,201 for 2008. The primary reasons for this increase include higher crude oil and natural gas prices between periods and an increase in volumes sold, partially offset by higher oil and gas production costs, oil and gas production taxes and general and administrative expenses due to our growth.

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

                Realized loss on oil derivative.     Realized loss on oil derivative increased from $0 in 2006 to $932,361 in 2007. This increase is the result of the Company not having any derivative outstanding during 2006 and putting one in place during 2007.

                Depreciation, depletion and amortization.     Our depreciation, depletion and amortization expense increased by $10,131,735 to $18,158,966 in 2007. The increase was a result of an increase in the average depreciation, depletion and amortization rate from $7.53 per Boe during 2006 to $11.59 per Boe during 2007. These per Boe amounts are calculated by dividing our total depreciation, depletion and amortization expense by our total volume sold, in Boe. The increased depreciation, depletion and amortization were the result of increased sales volume and an increase in estimated future development costs.

                General and administrative expenses.     General and administrative expenses increased by $4,198,412 to $7,815,721 during 2007. This increase was primarily related to increases in compensation expense associated with an increase in personnel required to administer our growth and compensation expense related to our stock option plan as a result of the adoption of FASB 123(R).

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

Liquidity and Capital Resources

                Historical Financing.     We have historically funded our operations through equity offerings of our stock and warrants in 2006, 2007 and 2008.

                Credit Facility.     In April 2006, we entered into a credit agreement establishing a credit facility at $150,000,000 with a borrowing base of $65,000,000. This agreement replaced the previous credit agreement we had in place. The interest rate was a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2%, payable monthly. Amounts borrowed under the revolving credit facility are due in May 2009. The revolving credit facility is secured by our principal mineral interests. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. We are required under the terms of the credit facility to maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense, maintain a current asset to current liability ratio of 1-to-1 and a rolling four quarter maximum leverage ratio of no more than 2.5-to-1.

                In June 2007, we entered into a new agreement that increased the borrowing base under our credit facility to $100,000,000, while leaving the credit facility at $150,000,000. Additionally, the interest rate was changed to be a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 1.75%.

                In June 2008, we entered into an amended agreement that increased the borrowing base under our credit facility to $150,000,000, while leaving the credit facility at $150,000,000. All other terms and conditions remained the same. As of December 31, 2008, we were in compliance with all covenants and did not have any amount outstanding under this credit facility.

                Cash Flows.     Our primary sources of cash have been cash flows from operations and equity offerings. During the three years ended December 31, 2008, we generated $282,939,711 from operating activities and financed $249,328,049 through proceeds from the sale of stock and warrants and exercise of warrants and options. We primarily used this cash generation to fund our capital expenditures and development aggregating $472,885,433 over the three years end December 31, 2008. At December 31, 2008, we had cash on hand of $58,489,574 and working capital of $69,740,590, compared to December 31, 2007 when our cash was $5,213,459 with working capital of $11,606,739.

                We continually evaluate our capital needs and compare them to our capital resources. We will closely manage our capital expenditures to our cash flow. As commodity prices change we will consider the resulting impact on our cash flow and adjust our capital expenditures accordingly, be it up or down. The level of capital expenditures is largely discretionary, and the amount of funds devoted to any particular activity may increase or decrease significantly depending on available opportunities, commodity prices, cash flows and development results, among others.

                Schedule of Contractual Obligations.     The following table summarizes our future estimated lease payments for periods subsequent to December 31, 2008. This lease pertains to an office building in Midland, Texas and involves approximately 1,869 square feet of space.

Year	Lease Obligation

2009	$19,780
2010	20,715
2011	21,649
2012	22,584
2013	19,469

$104,197

Off-Balance Sheet Financing Arrangements

                As of December 31, 2008 we had no off-balance sheet financing arrangements.

New Accounting Policies

                In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. See Note 13 for other disclosures required by SFAS No. 157. In February 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral of SFAS No. 157 primarily applies to our asset retirement obligation (ARO), which uses fair value measures at the date incurred to determine our liability. We are currently evaluating the impact of the pending adoption in 2009 of SFAS No. 157 non-recurring fair value measures.

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

                Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its state income tax returns in Texas, New Mexico, Oklahoma and Kansas in which it operates as “major” tax jurisdictions. The Company’s federal income tax returns for the years ended December 31, 2005 through 2007 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for years ended December 31, 2005 through 2007, with the exception of Texas, which would also include the year ended December 31, 2004. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48. No interest or penalties have been levied against the Company and none are anticipated, therefore interest or penalty has been included in our provision for income taxes in the consolidated statements of operations.

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

                Our proved reserve information included in this Annual Report were based on internal reports and audited by Lee Keeling and Associates, Inc. (Kansas and Oklahoma Properties) and Williamson Petroleum Consultants, Inc. (New Mexico and Texas Properties), independent petroleum engineers. Because these estimates depend on many assumptions, all of which may differ substantially from actual results, reserve estimates may be different from the quantities of oil and natural gas that are ultimately recovered. We continually make revisions to reserve estimates throughout the year as additional properties are acquired. We make changes to depletion rates and impairment calculations in the same period that changes to the reserve estimates are made.

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

                Impairment of Oil and Natural Gas Properties.     We review the value of our oil and natural gas properties whenever management judges that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. We provide for impairments on undeveloped property when we determine that the property will not be developed or a permanent impairment in value has occurred. Impairments of proved producing properties are calculated by comparing future net undiscounted cash flows using escalated prices to the net recorded book cost at the end of each period (“Ceiling test”). If the net capitalized cost exceeds net future cash flows, the cost of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property. Current market conditions, in the form of low commodity prices, have had a dramatic effect on this calculation. The net discounted future cash flow from producing properties is directly impacted by commodity prices. Different pricing assumptions or discount rates could result in a different calculated impairment. We have never recorded property impairments as a result of the ceiling test.

                Our reserve estimates as of December 31, 2008 are based on an average price of $38.30 for oil and $4.35 for gas. We have run an impairment test analysis to determine at approximately what price level impairment would result. Because our reserves are predominantly oil, at approximately 85% of total reserves, this analysis was based solely on the oil price while leaving gas prices at the levels used as of December 31, 2008. Based on this analysis, our contracted oil price would have to drop below $30 per barrel for the ceiling test to result in impairment to our producing properties.

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

                Our hedges are specifically referenced to NYMEX prices. We evaluate the effectiveness of our hedges at the time we enter the contracts, and periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices we receive from our designated production. Through this analysis, we are able to determine if a high correlation exists between the prices received for the designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2008, our derivative instruments were considered effective cash flow hedges.

Effects of Inflation and Pricing

                We did experience increases in costs during 2008 due to increased demand for oil field products and services. The oil and natural gas industry is very cyclical and the demand for goods and services of oil field companies, suppliers and others associated with the industry puts extreme pressure on the economic stability and pricing structure within the industry. Typically, as prices for oil and natural gas increase, so do all associated costs, and this proved to be the case in 2008 as oil and gas prices rose significantly. Costs for oilfield services and materials increased during 2008 due to higher demand as a result of the higher oil and gas prices. Material changes in prices impact the current revenue stream, estimates of future reserves, borrowing base calculations of bank loans and value of properties in purchase and sale transactions. Material changes in prices can impact the value of oil and natural gas companies and their ability to raise capital, borrow money and retain personnel. We anticipate business costs will vary in accordance with commodity prices for oil and natural gas, and the associated increase or decrease in demand for services related to production and exploration.

Item 7A	Quantitative and Qualitative Disclosure About Market Risk

Commodity Price Risk

                Our major market risk exposure is in the pricing applicable to our oil and natural gas production. Market risk refers to the risk of loss from adverse changes in oil and natural gas prices. Realized pricing is primarily driven by the prevailing domestic price for crude oil and spot prices applicable to the region in which we produce natural gas. Historically, prices received for oil and natural gas production have been volatile and unpredictable. We expect pricing volatility to continue. Oil prices we received during 2008 ranged from a low of $34.19 per barrel to a high of $140.23 per barrel. Natural gas prices we received during 2008 ranged from a low of $.66 per Mcf to a high of $20.64 per Mcf. A significant decline in the prices of oil or natural gas could have a material adverse effect on our financial condition and results of operations.

                As of December 31, 2008 the Company’s only current derivative contract is a costless collar. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar position as of December 31, 2008.

Commodity	Remaining Period	Volume	Floor	Ceiling
WTI Crude Oil	January 2009 - December 2009	365,000	$ 100.00	$ 197.00

                The change in fair value of the oil hedging contract in place at December 31, 2008, resulted in a net asset of $16,210,478. The after tax impact of the change in the fair value of the hedge of $10,212,601 is reflected in other comprehensive income as unrealized gain on oil derivative for the period ended December 31, 2008. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value from ineffectiveness is recognized currently in unrealized derivative gain or loss in the consolidated statements of operations.

                Cash settlements of cash flow hedges are recorded as a gain or loss on derivatives in the operating section of the Company’s statement of operations. Our statement of operations includes a loss on derivative instrument of $4,275,330 for 2008 and $932,361 for 2007.

Interest Rate Risk

                Our current credit facility has a floating interest rate. Therefore, if we draw funds on this credit facility, interest rate changes will impact future results of operations and cash flows.

Item 8:	Financial Statements and Supplementary Data

                The financial statements and supplementary data required by this item are included at page 53.

Item 9:	Changes in and Disagreements with Accountants And Accounting and Financial Disclosure

                None.

Item 9A:	Controls and Procedures

                Evaluation of Disclosure Controls and Procedures.

                We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of the end of the fiscal year ended December 31, 2008, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based upon their evaluation of those controls and procedures, the chief executive officer and the chief financial officer of the Company concluded that as of the end of such period our disclosure controls and procedures are effective in alerting them to material information in a timely manner that is required to be included in the reports we file or submit under the Securities Exchange Act of 1934.

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

                In making our assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

                Hansen, Barnett & Maxwell, P.C., our independent registered public accounting firm, has issued an attestation report on management’s assessment of Arena’s internal control over financial reporting.

Date: March 2, 2009

/s/ Phillip W. Terry Chief Executive Officer

/s/ William R. Broaddrick Chief Financial Officer

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS 5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com	Registered with the Public Company Accounting Oversight Board A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
   of Arena Resources, Inc.

We have audited Arena Resources, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Arena Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arena Resources, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows of Arena Resources, Inc. and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 2, 2009

                Changes in Internal Control Over Financial Reporting

We made no change in our internal control over financial reporting during our fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:	Other Information

                None

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

                The following table sets forth information regarding our executive officers, certain other officers and directors as of December 31, 2008:

Name	Age	Position
Lloyd T. Rochford	62	Chairman of the Board of Directors
Phillip W. Terry	61	President and Chief Executive Officer
William R. Broaddrick	31	Vice President and Chief Financial Officer
David D. Ricks	48	Vice President of Operations
Stanley M. McCabe	76	Director
Clayton E. Woodrum	68	Director
Anthony B. Petrelli	56	Director
Carl H. Fiddner	63	Director

                Each of the directors identified above were elected for a term of one year (or until their successors are elected and qualified) at our annual meeting of shareholders in December 2008.

                Messrs. Rochford and McCabe have served as directors since our inception in August 2000. Mr. Woodrum has served as a member of our Board since 2003. Mr. Petrelli was elected to the Board by the remaining members of the Board of Directors in January 2007 to fill the vacancy left by the death of Mr. Chris V. Kemendo, Jr. Mr. Fiddner was elected to the Board by the remaining members of the Board of Directors on May 1, 2007, to fill the vacancy left by the resignation of Charles Crawford.

                The following biographies describe the business experience of our executive officers and directors:

Lloyd T. Rochford – Chairman of the Board of Directors.

                Mr. Rochford, 62, has been active as an individual consultant and entrepreneur in the oil and gas industry since 1973. In this capacity, he has primarily been engaged in the organization and funding of private oil and gas drilling and completion projects and ventures within the mid-continent region of the United States. In 1990 Mr. Rochford was co-founder, director and CEO of a public company known as Magnum Petroleum, Inc. (Magnum) which was listed on the New York Stock Exchange. Subsequently, Magnum acquired Hunter Resources, Inc. in August, 1995. Mr. Rochford served as Chairman of the Board of the combined companies from August, 1995 to June, 1997. From July, 1997 until he committed to participate in Arena Resources, Mr. Rochford had primarily devoted his time and efforts to individual oil and gas acquisition and development. In 1982, Mr. Rochford was co-founder of Dana Niguel Bank, a publicly held California bank operation and served as a director until 1994. Mr. Rochford attended various college level courses in business from 1967 to 1970 in California.

Phillip W. Terry – President and Chief Executive Officer.

                Mr. Terry, 61, has served as President and Chief Operating Officer since February 1, 2007 and as Chief Executive Officer since May 20, 2008. Mr. Terry joined the Company in April 2003, and since that time he has been in charge of all engineering and field operations. Immediately prior to joining the Company, Mr. Terry owned and operated an independent petroleum engineering consulting firm. The Company was one of his clients. In 2001 and 2002, Mr. Terry was Vice President of Drilling and Production for Bird Creek Resources, Inc. Mr. Terry received his Bachelor of Science degree in Mechanical Engineering from Oklahoma State University in 1970, and is a registered Professional Petroleum Engineer with over 34 years experience in engineering, production, drilling, completions, reservoir engineering, property evaluations and corporate management in the oil and gas industry.

William R. Broaddrick – Vice President and Chief Financial Officer.

                Mr. Broaddrick, 31, was employed from 1997 to 2000 with Amoco Production Company, performing lease revenue accounting and state production tax regulatory reporting functions. During 2000, Mr. Broaddrick was employed by Duke Energy Field Services, LLC performing state production tax functions. In September 2001, Mr. Broaddrick joined us as chief accountant, and effective February 1, 2002, assumed responsibilities as Vice President and Chief Financial Officer.

                Mr. Broaddrick received a Bachelor’s Degree in Accounting from Langston University, through Oklahoma State University – Tulsa, in 1999. Mr. Broaddrick is a Certified Public Accountant.

David D. Ricks – Vice President of Operations.

                Mr. Ricks, 48, is a professional petroleum engineer with over 25 years of industry experience. Mr. Ricks began his career in 1982 as a production engineer in Southeast New Mexico for Gulf Oil Co. Since then he has served in various engineering capacities for Chevron USA, Amerada Hess Corp., Citation Oil and Gas Corp., Newfield Exploration Mid-Continent, Inc., Apache Corp., and Latigo Petroleum, Inc. His duties ranged from maintaining production, designing workovers and recompletions and facility installation, to field supervision of both primary and secondary production, including waterfloods and CO2 floods, primarily in Oklahoma, North and West Texas and Southeast New Mexico.

Stanley M. McCabe –Director.

                Mr. McCabe, 76, served from 1979 to 1989, as Chairman and CEO of Stanton Energy, Inc., a Tulsa, Oklahoma natural resource company specializing in contract drilling and operation of oil and gas wells. In 1990, Mr. McCabe also became a co-founder and subsequently an officer and director of Magnum Petroleum, Inc., along with Mr. Rochford as previously discussed. Subsequently, Mr. McCabe served as a director of Magnum Hunter Resources, Inc., through December, 1996. From January, 1997, until he committed to participate in Arena Resources, Mr. McCabe had primarily devoted his time and efforts to individual oil and gas acquisition and development. Mr. McCabe attended college courses at the University of Maryland, primarily in business, in 1961 and 1962.

Clayton E. Woodrum – Director.

                Mr. Woodrum, 68, is a Certified Public Accountant and has, from 1984 to present, been a principal shareholder in the accounting firm of Woodrum, Kemendo, Tate & Westemeir, P.L.L.C., and has been an owner of Computer Data Litigation Services, LLC and First Capital Management, LLC. Mr. Woodrum is currently the Chairman of our audit committee and compensation committee. From 1965 to 1975, Mr. Woodrum was employed by Peat, Marwick, Mitchell & Co., serving as partner in charge of the tax department during the final two years. From 1975 to 1980 he served as CFO for BancOklahoma Corp. and Bank of Oklahoma. From 1980 to 1984 Mr. Woodrum served as a partner in charge of the tax department at Peat, Marwick, Mitchell & Co.

Anthony B. Petrelli – Director.

                Mr. Petrelli, 56, was elected to the Board by the remaining members of the Board of Directors in January 2007 to fill the vacancy left by the death of Mr. Chris V. Kemendo, Jr. Since 1987 Mr. Petrelli has been with the firm of Neidiger Tucker Bruner, Inc., which firm served as one of the lead underwriters in our secondary registration of common stock in August of 2004. Mr. Petrelli is currently a Director and Senior Vice President of such firm. Mr. Petrelli also serves on the Board of Directors of XELR8 Holdings Inc., which company has a class of securities registered with the Securities and Exchange Commission. Prior to his resignation in March 2007, Mr. Petrelli also served on the Board of Directors of Whitney Information Network, Inc., which has a class of securities registered with the Securities and Exchange Commission.

Carl H. Fiddner – Director.

                Mr. Fiddner, 63, was elected to the Board by the remaining members of the Board of Directors on May 1, 2007, to fill the vacancy left by the resignation of Charles Crawford. Mr. Fiddner is a certified public accountant who managed his own public accounting firm for 25 years, prior to joining Regier, Carr & Monroe, in Tulsa, Oklahoma, in December 2005. Mr. Fiddner worked at Regier, Carr & Monroe through September 30, 2007 at which time he became an independent financial consultant.

                Our executive officers are elected by, and serve at the pleasure of, our Board of Directors. Our directors serve terms of one year each, with the current directors serving until the 2009 annual meeting of stockholders, and in each case until their respective successors are duly elected and qualified.

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

                The Audit Committee’s principal functions are to assist the Board in monitoring the integrity of our financial statements, the independent auditor’s qualifications and independence, the performance of our independent auditors and our compliance with legal and regulatory requirements. The Audit Committee has the sole authority to retain and terminate our independent auditors and to approve the compensation paid to our independent auditors. The Audit Committee is also responsible for overseeing our internal audit function. During 2008, the Audit Committee was comprised of our three independent directors, Messrs. Woodrum, Petrelli and Fiddner, with Mr. Woodrum acting as the chairman. Our Board of Directors determined that both Messrs. Woodrum and Fiddner qualified as “audit committee financial experts” under the rules of the SEC adopted pursuant to requirements of the Sarbanes-Oxley Act of 2002 (see the biographical information for Messrs. Woodrum and Fiddner, infra, in this discussion of “Directors and Executive Officers”). Each of Messrs. Woodrum, Petrelli and Fiddner further qualified as “independent” in accordance with the applicable regulations adopted by the SEC and Section 303A.02 of the New York Stock Exchange Corporate Governance Standards. (see the biographical information for Messrs. Woodrum, Petrelli and Fiddner, infra, in this discussion of “Directors and Executive Officers”).

                The Compensation Committee’s principal function is to make recommendations regarding the compensation of the Company’s officers. In accordance with the rules of the New York Stock Exchange, the compensation of our chief executive officer is recommended to the Board (in a proceeding in which the chief executive officer does not participate) by the Compensation Committee. Compensation for all other officers is also recommended to the Board for determination, by the Compensation Committee. During 2008, the Compensation Committee was comprised of our three independent directors, Messrs. Woodrum, Petrelli and Fiddner, with Mr. Woodrum acting as the chairman.

                 The Nominating and Corporate Governance Committee’s principal functions are to (a) identify and recommend qualified candidates to the Board of Directors for nomination as members of the Board and its committees, and (b) develop and recommend to the Board corporate governance principles applicable to the Company. During 2008, the Compensation Committee was comprised of our three independent directors, Messrs. Woodrum, Petrelli and Fiddner, with Mr. Woodrum acting as the chairman.

                There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

                Our Board may establish other committees from time to time to facilitate our management.

Certification with New York Stock Exchange

                In accordance with the rules of the New York Stock Exchange, each year our Chief Executive Officer must certify to the Exchange that he is not aware of any violation by us of the New York Stock Exchange corporate governance listing standards, or qualify such certification as necessary.

                We filed our most recent certification with the Exchange in January, 2009, and such certification contained no qualifications.

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

Section 16(a) Beneficial Ownership Reporting Compliance

                Based solely upon a review of Forms 4 furnished to us during our most recent fiscal year, we know of no director, officer or beneficial owner of more than ten percent of our common stock who failed to file on a timely basis reports of beneficial ownership of the our common stock as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, other than the following:

                Phillip W. Terry (President and Chief Executive Officer) filed a Form 4 late (one day).

                William R. Broaddrick (Chief Financial Officer) filed a Form 4 late (one day).

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

                As illustrated by the table above, base salary is primarily intended to attract and retain qualified executives. This is the element of the Company’s current executive compensation program where the value of the benefit in any given year is not wholly dependent on performance. Base salaries are intended to attract and retain qualified executives as well as being linked to performance by rewarding and/or motivating executives. Base salaries are reviewed annually and take into account: experience and retention considerations; past performance; improvement in historical performance; anticipated future potential performance; and other issues specific to the individual executive.

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

Current Executive Compensation Program Elements

Base Salaries

                Similar to most companies within the industry, our policy is to pay Named Officers’ base salaries in cash. Effective January 1, 2008, the Compensation Committee increased salaries for Named Officers by an aggregate of $15,000. The raises were to Messrs. Thomas W. Wahl and William C. Gaines, raising their individual base salaries to $125,000 each. In approving these salary increases, the Committee took into account factors including, peer group comparisons available to the Committee, each executive’s individual experience and increased responsibilities and improved performance for the Company.

Annual Bonuses

                In the past, the Company has not had a formal policy regarding bonuses, and payment of bonuses has been purely discretionary and is largely based on the recommendations of the Chairman of the Board and the Chief Executive Officer (except as to themselves). In the recent past, annual bonuses have been established as a percentage of each employee’s base salary. The Compensation Committee may reduce or increase the size of the payout for each individual Named Officer at their discretion. Cash bonuses were declared and paid out in July and December of 2008 for four of the Named Officers. Cash bonuses are not a significant portion of the executive compensation package. The annual discretionary bonus is reported in the “Bonus” column of the “Summary Compensation Table” for each Named Officer.

Perquisites

                The Company currently provides a vehicle allowance for some of its employees, including two of the Named Officers. Perquisites are reported in the “All Other Compensation” column of the “Summary Compensation Table’ for each Named Officer, if applicable.

Equity-Based Compensation

                It is our policy that the Named Officers’ long-term compensation should be directly linked to enhancing profitability and value provided to shareholders of the Company’s common stock. Accordingly, the Compensation Committee, (upon the recommendation of Messrs. McCabe and Rochford, with respect to grants of options other than to themselves) grants equity awards under the Company’s stock option plan designed to link an increase in shareholder value to compensation. All of the Named Officer’s equity-based compensation opportunity for 2008 was awarded in the form of the Company’s non-qualified stock options. Stock option grants are valued using the Black-Scholes Model in accordance with SFAS 123 (R) and are calculated as a part of the executive compensation package for the year based on the amount of requisite service period served. Non-qualified stock options for Named Officers and other key employees generally vest ratably over five years. The Compensation Committee believes that these awards encourage Named Officers to continue to use their best professional skills and to retain Named Officers for longer terms.

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

                The aggregate amount as determined under SFAS 123(R) recognized for purposes of our financial statements for 2008 with respect to outstanding options granted to the Named Officers is shown in the “Summary Compensation Table” below. The grant date fair value of the option awarded to the Named Officers in 2008 as determined under SFAS 123 (R) for purposes of our financial statements is shown in the “Grants of Plan-Based Awards” table below. The “Grants of Plan-Based Awards” table below provides additional detail regarding the options granted to Named Officers in 2008, including the vesting and other terms that apply to the options.

Compensation Committee’s Report on Executive Compensation (1)

Among the duties imposed on our Compensation Committee under its charter, is the direct responsibility and authority to review and approve the Company’s goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and other executive officers, to evaluate the performance of such officers in accordance with the policies and principles established by the Compensation committee and to determine and approve, either as a Committee, or (as directed by the Board) with the other “independent” Board members (as defined by the New York Stock Exchange listing standards), the compensation level of the Chief Executive Officer and the other executive officers. During 2008 the Compensation Committee was composed of the three non-employee Directors named at the end of this report each of whom is “independent” as defined by the New York Stock Exchange listing standards.

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

Compensation Committee’s Interlocks and Insider Participation

                The Compensation Committee members whose names appear above were committee members during 2008. No member of the Compensation Committee is or has been a former or current Named Officer of the Company or had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. None of our Named Officers identified herein served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity.

Compensation of Named Officers

                The “Summary Compensation Table” set forth below should be read in connection with the tables and narrative descriptions that follow. The “Grants of Plan-Based Awards” table, and the description of the material terms of the nonqualified options granted in 2008 that follows it, provides information regarding the long-term equity incentives awarded to Named Officers in 2008 that are also reported in the “Summary Compensation Table”. The “Outstanding Equity Awards at Fiscal Year End Table” and “Option Exercises and Stock Vested Table” provide further information on the Named Officers’ potential realizable value and actual value realized with respect to their equity awards.

                The Company does not have any pension plans, non-qualified deferred compensation plans or severance, retirement, termination, constructive termination or change in control arrangements for any of its Named Officers for the year ended December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)

Phillip W. Terry, President and	2007	164,167	16,000	802,440	12,408 (2)	995,015
Chief Executive Officer	2008	250,000	25,000	946,701	20,750 (2)	1,242,451

William R. Broaddrick,	2007	89,583	9,000	399,761	1,400 (4)	499,744
Vice President and Chief Financial Officer	2008	100,008	10,000	373,368	4,500 (4)	487,876

David R. Ricks, Vice President	2007	28,500	1,425	48,196	4,230 (3)	82,351
of Operations	2008	190,072	19,000	391,131	27,523 (3)	627,726

Thomas W. Wahl, Vice	2007	50,000	2,633	224,835	1,800 (4)	279,268
President of Land	2008	125,000	12,500	339,788	5,625 (4)	482,913

William C. Gaines,	2007	92,639	9,741	298,978	575 (4)	401,933
Manager Reservoir Engineering/Acquisitions	2008	125,000	12,500	251,703	6,000 (4)	395,203

(1)   See discussion of assumptions made in valuing these awards in the notes to our financial statements.
(2)   All Other Compensation to Mr. Terry included cash paid as vehicle allowances of $12,000 for each year presented and $408 and $8,750 for the years 2007 and 2008, respectively, as company matching for contributions to a 401k program.
(3)   All Other Compensation to Mr. Ricks included cash paid as vehicle allowances of $2,520 and $18,400 for the years 2007 and 2008 and $1,710 and $9,123 for the years 2007 and 2008, respectively, as company matching for contributions to a 401k program.
(4)   All Other Compensation to Messrs. Broaddrick, Wahl and Gaines consisted of company matching for contributions to a 401k program.

                The Company awards stock incentives to key employees and the Named Officers either on the initial date of employment or due to performance incentives throughout the year. During 2008, there was only one grant to a Named Officer, Mr. David R. Ricks. Mr. Ricks received options to acquire 50,000 shares of stock, exercisable at $45.68 per share, on May 7, 2008. These options had a grant date fair value of $915,270. Please see the discussion of assumptions made in valuing these awards in the notes to our financial statements.

                Named Officers are not separately entitled to receive dividend equivalent rights with respect to each stock option. Each nonqualified stock option award described in the “Grants of Plan-Based Awards Table” above expires six-months following the fifth anniversary of its associated grant date and vests in equal installments over the course of five years.

                The following table provides certain information regarding unexercised stock options outstanding for each Named Officer as of December 31, 2008.

Outstanding Equity Awards

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Options Exercise Price ($)	Option Expiration Date

Phillip W. Terry	-	160,000	19.23	07/22/12
	30,000	120,000	37.59	06/01/13

William R. Broaddrick	20,000	80,000	19.23	07/22/12
	10,000	40,000	37.59	06/01/13

David R. Ricks	10,000	40,000	35.54	05/07/13
	-	50,000	45.68	11/01/13

Thomas W. Wahl	-	80,000	26.96	01/24/13

William C. Gaines	7,000	80,000	23.42	12/01/12

                The following table presents information regarding the exercise of stock options by Named Officers during 2008.

Option Exercises and Stock Vesting

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Phillip W. Terry	340,000	11,188,400
William R. Broaddrick	300,000	10,287,000
Thomas W. Wahl	20,000	348,600
William C. Gaines	13,000	362,570

Director Compensation

                During January 2008, all directors were compensated with a stipend of $1,000 per month plus $500 for each meeting of the directors attended. Beginning February 1, 2008, all directors were compensated with a stipend of $1,500 per month plus $1,000 for each meeting of the directors attended. No director receives a salary as a director.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		All Other Compensation ($)	Total ($)
Lloyd T. Rochford	23,000	371,910	(2)	-	394,910
Stanley M. McCabe	23,000	371,910	(2)	-	394,910
Clayton E. Woodrum	23,000	125,796	(3)	-	148,796
Anthony B. Petrelli	23,000	278,029	(4)	-	301,029
Carl H. Fiddner	23,000	374,571	(5)	-	397,571

(1)   No options were granted to any of the directors during the year ended December 31, 2008. All amounts shown for Option Awards are the expense taken in 2008 for options granted in previous years.
(2)   There were 425,000 options outstanding to each of these Directors at December 31, 2008.
(3)   There were 50,000 options outstanding to this Director at December 31, 2008.
(4)   There were 125,000 options outstanding to this Director at December 31, 2008.
(5)   There were 105,000 options outstanding to this Director at December 31, 2008.

                The following table sets forth information concerning our executive stock option plan as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under compensation plans (excluding securities in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,252,000	$ 22.12	1,005,000

Equity compensation plans not approved by security holders	-	-	-

Total	2,252,000	$ 22.12	1,005,000

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                The following table sets forth, as February 26, 2009, information regarding the beneficial ownership of our common stock: (i) by each of our directors and executive officers; and (ii) by all directors and executive officers as a group. The mailing address for each of the persons indicated is our corporate headquarters.

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

	Shares of Common Stock Beneficially Owned

Name	Number	Percent

Lloyd T. Rochford	1,149,150 (1)	3%
Phillip W. Terry	260,000 (2)	1%
William R. Broaddrick	300,000 (3)	1%
David D. Ricks	10,000 (4)	*
Stanley M. McCabe	515,000 (5)	1%
Clayton E. Woodrum	27,000 (6)	*
Anthony B. Petrelli	112,250 (7)	*
Carl H. Fiddner	39,736 (8)	*

All directors and executive officers	2,413,136 (9)	6%

(1)	Includes 185,000 shares issuable upon the exercise of stock options that are currently exercisable and 80,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(2)	Includes 30,000 shares issuable upon the exercise of stock options that are currently exercisable and 40,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(3)	Includes 30,000 shares issuable upon the exercise of stock options that are currently exercisable and 20,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(4)	Includes 10,000 shares issuable upon the exercise of stock options that are currently exercisable.
(5)	Includes 185,000 shares issuable upon the exercise of stock options that are currently exercisable and 80,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(6)	Includes 20,000 shares issuable upon the exercise of stock options that are currently exercisable and 5,000 shares issuable upon the exercise of stock options that are exercisable within 60 days.
(7)	Includes 25,000 shares issuable upon the exercise of stock options that are currently exercisable 65,250 shares issuable upon the exercise of warrants and 20,000 shares issuable upon the exercise of stock options that are exercisable within 60 days by all executive officers and directors.
(8)	Includes 5,000 shares issuable upon the exercise of stock options that are currently exercisable.
(9)	Includes 490,000 shares issuable upon the exercise of stock options that are currently exercisable 65,250 shares issuable upon the exercise of warrants and 245,000 shares issuable upon the exercise of stock options that are exercisable within 60 days by all executive officers and directors.
*	Represents beneficial ownership of less than 1%

                The following table sets forth, as February 26, 2009, information regarding the beneficial ownership of our common stock: by all persons known to us to own 5% or more of our outstanding shares of common stock.

	Shares of Stock Beneficially Owned
Name and Address	Number	Percentage
Neuberger Berman, Inc. 605 Third Avenue New York, New York	4,308,320 (1)	11.28%

Wellington Management Company, LLP 75 State Street Boston, Massachusetts 02109	2,102,505 (2)	5.50%

Barclays Global Investors, NA 400 Howard Street San Francisco, California 94105	2,005,783 (3)	5.25%

(1)	This share ownership information was provided by a Schedule 13G filed February 12, 2009, which discloses that each of Neuberger Berman Inc. and Neuberger Berman, LLC possesses shared power to dispose or direct the disposition of 4,308,320 shares, and shared power to vote 3,505,128 shares. The Schedule 13G further discloses that Neuberger Berman Management LLC possesses shared power to vote and dispose or direct the disposition of 3,505,128 shares, and Neuberger Berman, Equity Funds possesses shared power to vote and dispose or direct the disposition of 3,486,628 shares. The Schedule 13G identifies Neuberger Berman Inc. as the owner of 100% of both Neuberger Berman LLC and Neuberger Berman Management LLC.
(2)	This share ownership information was provided by a Schedule 13G filed February 17, 2009, which discloses that Wellington Management Company, LLP, possesses beneficial ownership of the reported shares.
(3)	This share ownership information was provided by a Schedule 13G filed February 5, 2009, which discloses that a group consisting of Barclays Global Investors, NA, Barclays Global Fund Advisors, Barclays Global Investors, Ltd., Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG, possess sole power to dispose or direct the disposition of 2,005,783 shares and sole power to vote or to direct the vote of 1,825,371 shares.

                Percentage ownership calculations for any stockholder listed above are based on 38,210,187 shares of our common stock outstanding as of February 26, 2009.

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

                As discussed under Item 10 of this Form 10-K, the Board of Directors has determined that Messrs. Woodrum, Petrelli and Fiddner, are each “independent” directors within the meaning of Section 303A.00 of the New York Stock Exchange Listed Company Manual. None of our independent directors falls within any of the categories of persons who would not be independent as described in Section 303A.00(b) of the New York Stock Exchange rules. Because the Board of Directors believes it is not possible to anticipate or provide for all circumstances that might give rise to conflicts of interest or that might bear on the materiality of a relationship between a director and the Company, the Board has not established specific objective criteria, apart from the criteria set forth in the New York Stock Exchange rules, to determine “independence”. In addition to such criteria, in making the determination of “independence”, the Board of Directors considers such other matters including (i) the business and non-business relationships that each independent director has or may have had with the Company and its other Directors and executive officers, (ii) the stock ownership in the Company held by each such Director, (iii) the existence of any familial relationships with any executive officer or Director of the Company, and (iv) any other relevant factors which could cause any such Director to not exercise his independent judgment.

Item 14:	Principal Accountant Fees and Services

                The firm of Hansen, Barnett & Maxwell, P.C., (“HBM”) has served as the Company’s independent auditors since 2000. The Audit Committee selected HBM as the independent auditors of the Company for the fiscal year ending December 31, 2008. The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent auditor.

Fees and Independence

                Audit Fees.    HBM billed the Company an aggregate of $124,062 and $99,000 for professional services rendered for the audit of the Company’s financial statements for the years ended December 31, 2008 and 2007, respectively, and its reviews of the Company’s financial statements included in its Form 10-Q’s for the first three quarters of 2008 and 2007.

                Audit Related Fees.    HBM billed the Company $37,024 and $19,000 for the years ended December 31, 2008 and 2007, respectively, for its services in connection with the review of the Company’s registration statements on Form S-3 (in each 2008 and 2007) and for the audit of the Phoenix Petrocorp acquisition (paid in 2008).

                Tax Fees.    HBM billed the Company an aggregate of $3,750 and $5,000 for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2008 and 2007.

                All Other Fees.    No other fees were billed by HBM to the Company during 2008 and 2007.

                The Audit Committee of the Board of Directors has determined that the provision of services by HBM described above is compatible with maintaining HBM’s independence as the Company’s principal accountant.

Item 15:	Exhibits

(a)	Financial Statements
See Index to Financial Statements on page 52

(b)	Exhibits

3.1	Articles of Incorporation of Arena Resources, Inc. (i)

3.2	By-Laws of Arena Resources, Inc. (i)

10.1	Second Amendment to First Amended and Restated Credit Agreement dated July 1, 2008, among Arena Resources, Inc. and MidFirst Bank, N.A., Compass Bank, Bank of Scotland, Capital One, N.A. and SunTrust Bank (ii)

23.1	Consent of Lee Keeling and Associates, Inc., Independent Petroleum Engineers

23.2	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineers

23.3	Consent of Hansen, Barnett & Maxwell, P.C., Independent

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification - CFO

(i)   Incorporated herein by reference to the exhibits to Arena Resources, Inc.’s Form SB-1 filed January 2, 2001 (SEC File No. 333-46164).

(ii)   Incorporated herein by reference to the exhibit to Arena Resources, Inc.’s From 8-K filed July 11, 2008.

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Arena Resources, Inc.

By:	/s/ Phillip W. Terry
Mr. Phillip W. Terry
President and Chief Executive Officer

Date: March 2, 2009

By:	/s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: March 2, 2009

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford
Mr. Lloyd T. Rochford
Director

Date: March 2, 2009

/s/ Stanley McCabe
Mr. Stanley McCabe
Director

Date: March 2, 2009

/s/ Clayton E. Woodrum
Mr. Clayton E. Woodrum
Director

Date: March 2, 2009

/s/ Anthony B. Petrelli
Mr. Anthony B. Petrelli
Director

Date: March 2, 2009

/s/ Carl H. Fiddner
Mr. Carl H. Fiddner
Director

Date: March 2, 2009

ARENA RESOURCES, INC.

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation CERTIFIED PUBLIC ACCOUNTANTS 5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128 Phone: (801) 532-2200 Fax: (801) 532-7944 www.hbmcpas.com	Registered with the Public Company Accounting Oversight Board A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Arena Resources, Inc.

We have audited the accompanying consolidated balance sheets of Arena Resources, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arena Resources, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arena Resources, Inc.‘s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 2, 2009

ARENA RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007

ASSETS
Current Assets
Cash	$58,489,574	$5,213,459
Accounts receivable	8,637,308	20,462,160
Joint interest billing receivable	2,836,948	3,355,537
Receivable from oil derivative	2,508,396	-
Fair value of oil derivative	16,210,478	-
Deferred income taxes	-	1,658,665
Prepaid expenses	847,433	133,393

Total Current Assets	89,530,137	30,823,214

Property and Equipment
Oil and gas properties subject to amortization	548,714,235	339,887,859
Inventory for property development	1,670,067	-
Drilling rigs	6,899,433	6,254,737
Land, buildings, equipment and leasehold improvements	5,799,045	4,512,224

Total Property and Equipment	563,082,780	350,654,820
Less: Accumulated depreciation and amortization	(60,928,142)	(30,497,371)

Net Property and Equipment	502,154,638	320,157,449

Total Assets	$591,684,775	$350,980,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$12,877,084	$12,525,202
Income taxes payable	-	539,793
Fair value of oil derivative	-	4,446,822
Deferred income taxes	6,046,508	-
Accrued liabilities	865,955	1,704,658

Total Current Liabilities	19,789,547	19,216,475

Long-Term Liabilities
Notes payable	-	35,000,000
Asset retirement liability	5,066,348	3,397,830
Deferred income taxes	84,533,419	35,555,393

Total Long-Term Liabilities	89,599,767	73,953,223

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 38,210,187 shares and 34,278,779 shares outstanding, respectively	38,210	34,279
Additional paid-in capital	318,701,383	190,852,118
Retained earnings	153,343,267	69,726,066
Accumulated other comprehensive gain (loss)	10,212,601	(2,801,498)

Total Stockholders' Equity	482,295,461	257,810,965

Total Liabilities and Stockholders' Equity	$591,684,775	$350,980,663

The accompanying notes are an integral part of these consolidated financial statements.

ARENA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2008	2007	2006

Oil and Gas Revenues	$208,858,645	$100,089,698	$59,760,117

Costs and Operating Expenses
Oil and gas production costs	17,833,144	11,500,461	6,453,831
Oil and gas production taxes	10,518,370	5,655,877	3,506,347
Realized loss on oil derivative	4,275,330	932,361	-
Depreciation, depletion and amortization	29,789,794	17,968,062	7,900,099
Accretion expense	309,402	190,904	127,132
General and administrative (which includes $6,586,279, $4,140,747 and $897,111, respectively, in stock based compensation)	13,557,202	7,815,721	3,617,309

Total Costs and Operating Expenses	76,283,242	44,063,386	21,604,718

Income from Operations	132,575,403	56,026,312	38,155,399

Other Income (Expense)
Other financing expense	-	-	(785,598)
Interest income	1,299,939	884,990	288,604
Interest expense	(1,145,456)	(1,411,520)	(413,437)

Net Other Income (Expense)	154,483	(526,530)	(910,431)

Income Before Provision for Income Taxes	132,729,886	55,499,782	37,244,968

Provision for Income Taxes	(49,112,685)	(21,057,843)	(13,977,000)

Net Income	$83,617,201	$34,441,939	$23,267,968

Basic Net Income Per Common Share	$2.28	$1.07	$0.83
Diluted Net Income Per Common Share	2.20	1.02	0.77

Other Comprehensive Loss
Unrealized gain (loss) on oil derivative, net of tax	13,014,099	(2,801,498)	-

Total Other Comprehensive Income	$96,631,300	$31,640,441	$23,267,968

The accompanying notes are an integral part of these consolidated financial statements.

ARENA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance December 31, 2005	26,199,404	$26,200	$46,801,941	$(115,545)	$12,016,159	$-	$58,728,755
Issuance of common stock in property acquisition	262,000	262	3,752,624	-	-	-	3,752,886
Issuance of common stock as part of drilling rig acquisition	12,400	12	181,028	-	-	-	181,040
Warrants exercised for cash, net	100,000	100	149,900	-	-	-	150,000
Warrants exercised using cashless exercise provision	123,770	124	(124)	-	-	-	-
Option exercised for cash	340,000	340	639,660	-	-	-	640,000
Issuance for cash, net	2,300,000	2,300	29,786,579	-	-	-	29,788,879
Tax impact of option exercises	-	-	1,851,815	-	-	-	1,851,815
Issuance of warrants for services relating to private offering	-	-	785,598	-	-	-	785,598
Expense related to vesting stock based compensation	-	-	897,111	-	-	-	897,111
Elimination of deferred compensation	-	-	(115,545)	115,545	-	-	-
Net income	-	-	-	-	23,267,968	-	23,267,968

Balance December 31, 2006	29,337,574	$29,338	$84,730,586	$-	$35,284,127	$-	$120,044,052
Options exercised for cash	570,000	570	1,851,930	-	-	-	1,852,500
Warrants exercised for cash	127,126	127	540,169	-	-	-	540,295
Warrants exercised using cashless exercise provision	139,079	139	(139)	-	-	-	-
Shares issued in property acquisition	5,000	5	204,745	-	-	-	204,750
Tax impact of option exercises	-	-	4,298,722	-	-	-	4,298,722
Issuance of common stock for cash, net	4,100,000	4,100	95,085,358	-	-	-	95,089,458
Expense related to vesting stock based compensation	-	-	4,140,747	-	-	-	4,140,747
Loss on change in fair value of oil derivative, net of tax	-	-	-	-	-	(2,801,498)	(2,801,498)
Net income	-	-	-	-	34,441,939	-	34,441,939

Balance December 31, 2007	34,278,779	$34,279	$190,852,118	$-	$69,726,066	$(2,801,498)	$257,810,965
Options exercised for cash	1,333,000	1,333	4,689,927	-	-	-	4,691,260
Warrants exercised for cash	97,158	97	446,099	-	-	-	446,196
Issuance of common stock for cash, net	2,501,250	2,501	116,126,960	-	-	-	116,129,461
Expense related to vesting stock based compensation	-	-	6,586,279	-	-	-	6,586,279
Gain on change in fair value of oil derivative, net of tax	-	-	-	-	-	13,014,099	13,014,099
Net income	-	-	-	-	83,617,201	-	83,617,201

Balance December 31, 2008	38,210,187	$38,210	$318,701,383	$-	$153,343,267	$10,212,601	$482,295,461

The accompanying notes are an integral part of these consolidated financial statements.

ARENA RESOURCES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2008	2007	2006

Cash Flows From Operating Activities
Net income	$83,617,201	$34,441,939	$23,267,968
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issued for financing expense	-	-	785,598
Depreciation, depletion and amortization	29,789,794	17,968,062	7,900,099
Provision for income taxes	49,112,685	21,057,843	13,977,000
Gain on sale of equipment	-	(881)	-
Stock based compensation	6,586,279	4,140,747	897,111
Accretion of asset retirement obligation	309,402	190,904	127,132
Changes in assets and liabilities:
Accounts, joint interest and oil derivative receivable	9,835,045	(14,165,921)	(6,330,466)
Current and deferred income taxes	(612,480)	-	(320,058)
Prepaid expenses	(714,040)	(30,808)	(67,149)
Excess tax benefits from share-based payment arrangements	-	(4,298,722)	(1,851,815)
Accounts payable and accrued liabilities	(587,238)	(814,999)	8,729,479

Net Cash Provided by Operating Activities	177,336,648	58,488,164	47,114,899

Cash Flows from Investing Activities
Proceeds from sale of property and equipment	-	7,000	-
Proceeds from sale of oil and gas properties	296,800	1,915,640	-
Purchase and development of oil and gas properties	(207,022,666)	(168,582,803)	(97,576,774)
Purchase of inventory for property development	(1,670,067)	-	-
Purchase of buildings, machinery and office equipment	(1,931,517)	(8,615,501)	(672,130)

Net Cash Used in Investing Activities	(210,327,450)	(175,275,664)	(98,248,904)

Cash Flows From Financing Activities
Proceeds from issuance of common stock and warrants, net of offering costs	116,129,461	95,089,458	29,788,879
Proceeds from exercise of warrants, net of offering costs	446,196	540,295	150,000
Proceeds from exercise of options	4,691,260	1,852,500	640,000
Excess tax benefits from share-based payment arrangements	-	4,298,722	1,851,815
Funds received and held for call options	-	-	1,272,093
Funds paid from funds held for call options	-	-	(1,265,912)
Issuance of notes payable	11,000,000	65,700,000	30,300,000
Payment of notes payable	(46,000,000)	(50,400,000)	(11,000,000)

Net Cash Provided by Financing Activities	86,266,917	117,080,975	51,736,875

Net Increase in Cash	53,276,115	293,475	602,870

Cash at Beginning of Period	5,213,459	4,919,984	4,317,114

Cash at End of Period	$58,489,574	$5,213,459	$4,919,984

For the years ended December 31,	2008	2007	2006

Supplemental Cash Flow Information
Cash paid for income taxes	$612,480	$-	$329,986
Cash paid for interest	1,280,122	1,463,328	240,815

Non-Cash Investing and Financing Activities
Common stock issued for properties	$-	$204,750	$3,933,926
Asset retirement obligation incurred in property acquisition and development	1,459,534	1,001,613	607,853
Depreciation on drilling rigs capitalized as oil and gas properties	640,977	306,133	133,125

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

Reclassifications – Certain reclassifications have been made in the financial statements for the year ended December 31, 2007 to conform to the December 31, 2008 presentation. The reclassifications had no effect on net income.

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

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for joint interest billings receivable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable and long-term debt approximate fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value estimates for oil derivatives are derived from published market prices for the underlying commodities to determine discounted expected future cash flows as of the date of the estimate. See Note 12—Derivative Instruments and Hedging Activities.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Accounts Receivable – Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable. The Company has cash in excess of federally insured limits at December 31, 2008. The Company places its cash with a high credit quality financial institution.

Substantially all of the Company’s accounts receivable are from purchasers of oil and gas. Oil and gas sales are generally unsecured. The Company has not had any significant credit losses in the past and believes its accounts receivable are fully collectable. Accordingly, no allowance for doubtful accounts has been provided. The Company also has a joint interest billing receivable. Joint interest billing receivables are collateralized by the pro rata revenue attributable to the joint interest holders and further by the interest itself.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs to plug and abandon wells and costs of site restoration, less the estimated salvage value of equipment associated with the oil and gas properties, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Following is a table showing total depletion and depletion per barrel-of-oil-equivalent rate, by year for the years ended December 31, 2008, 2007, and 2006.

	For the Years Ended December 31,
	2008	2007	2006

Depletion	$29,554,184	$17,885,561	$7,741,110
Depletion rate, per barrel-of-oil-equivalent (BOE)	$12.65	$11.42	$7.26

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

Drilling Rigs – Drilling rigs are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of drilling rigs and placing them in service. Drilling rigs are depreciated over 10 years and the depreciation is capitalized as part of oil and gas properties subject to amortization. For the year ended December 31, 2008, 2007 and 2006 the Company had depreciation of $640,977, $306,133 and $133,125, respectively, on the company owned drilling rigs.

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

Depreciation expense was $235,609, $62,921 and $25,864 for the years ended December 31, 2008, 2007 and 2006, respectively. No depreciation was taken during 2006 on buildings as there were no company owned buildings during that time period. An aggregate value of $530,000 has been attributed to the land on which the buildings sit and is not depreciated.

Inventory for Property Development – Inventories consist primarily of tubular goods used in our development and are stated at the lower of specific cost of each inventory item or market value.

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

Major Customers – During the year ended December 31, 2008, sales to three customers represented 83% 8% and 5% of total sales, respectively. At December 31, 2008, these customers made up 84%, 9% and 5% of accounts receivable, respectively. During the year ended December 31, 2007, sales to two customers represented 83% and 11% of total sales, respectively. At December 31, 2007, these customers made up 85% and 7% of accounts receivable, respectively. During the year ended December 31, 2006, sales to one customer represented 82% of total sales, respectively. At December 31, 2006, this customer made up 80% of accounts receivable. The loss of any of the foregoing customers would not have a material adverse affect on the Company as there is an available market for its crude oil and natural gas production from other purchasers.

Stock-Based Employee Compensation – The Company has outstanding stock options to directors and employees, which are described more fully in Note 8. The Company accounts for its stock options in accordance with Statements of Financial Standards 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based employee compensation incurred for the years ended December 31, 2008, 2007, and 2006 was $6,586,279, $4,140,747 and $897,111, respectively.

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

New Accounting Policies –In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. See Note 13 for other disclosures required by SFAS No. 157. In February 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This deferral of SFAS No. 157 primarily applies to our asset retirement obligation (ARO), which uses fair value measures at the date incurred to determine our liability. We are currently evaluating the impact of the pending adoption in 2009 of SFAS No. 157 non-recurring fair value measures.

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

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company has identified its federal income tax return and its state income tax returns in Texas, New Mexico, Oklahoma and Kansas in which it operates as “major” tax jurisdictions. The Company’s federal income tax returns for the years ended December 31, 2005 through 2007 remain subject to examination. The Company’s income tax returns in major state income tax jurisdictions remain subject to examination for years ended December 31, 2005 through 2007, with the exception of Texas, which would also include the year ended December 31, 2004. The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48. No interest or penalties have been levied against the Company and none are anticipated, therefore interest or penalty has been included in our provision for income taxes in the consolidated statements of operations.

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

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

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

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the years ended December 31,	2008	2007	2006

Net Income	$83,617,201	$34,441,939	$23,267,968

Basic Weighted-Average Common Shares Outstanding	36,732,000	32,071,279	28,133,080
Effect of dilutive securities
Warrants	205,846	325,034	488,522
Stock options	986,251	1,271,616	1,427,906

Diluted Weighted-Average Common Shares Outstanding	37,924,097	33,667,929	30,049,508

Basic Income Per Common Share
Net income	2.28	1.07	0.83

Diluted Income Per Common Share
Net Income	2.20	1.02	0.77

NOTE 3 – PROPERTY AND EQUIPMENT

Acquisition of Oil and Gas Properties – During 2006, the Company acquired the lease rights to a total of 19,840 acres in Hamilton and Greeley Counties, Kansas. Total acquisition cost was $574,546, which included 20,000 shares of restricted common stock valued at $13.08 per share, or $261,600, and cash of $312,946. Subsequent to the acquisition of these leases, the Company sold a partial working interest in four wells the Company drilled and a right of first refusal on wells drilled offsetting those wells. Total funds received for these working interests were $735,000. These funds received were accounted for as an offset to capitalized costs. In February 2006, the Company issued 241,600 shares of the Company’s stock, valued at $3,326,832, or $13.77 per share, to re-acquire the interests sold. The pro forma impact of these transactions was not material to the Company’s historical results of operations.

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

On December 11, 2007, the Company consummated a transaction pursuant to which it acquired a 100% working interest, 75% net revenue interest, in the South Fuhrman Mascho Unit, a 100% working interest, 78.125% net revenue interest, in the University Consolidated IX Unit and a 100% working interest, 75% net revenue interest, in approximately 5,040 acres of undeveloped acreage (collectively, the “Properties”), all of which are located in Andrews County, Texas. The Properties were acquired from Phoenix PetroCorp, Inc. The effective date of the acquisition was December 1, 2007 and the results of operations of the Properties are included in the Company’s results of operations from that date.

The Company acquired the Properties for its current production, as well as for the approximately 120 additional drilling locations which it estimates exist on the Properties. The Company paid $49,000,000 to the sellers. In addition, the Company paid acquisition costs of $222,250, including the issuance of 5,000 shares of common stock as a consulting and finder’s fee, valued at $204,750, or $40.95 per share. The acquisition was funded through the use of cash on hand and proceeds from the Company’s credit facility. The acquisition cost was allocated to the assets acquired and the liabilities assumed as follows:

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oil and gas properties subject to amortization	$49,401,768
Asset retirement obligation	(179,518)

Net Assets Acquired	$49,222,250

The following unaudited pro forma information is presented to reflect the operations of the Company as if the acquisition had been completed on January 1, 2007:

For the years ended December 31,	2007

Oil and Gas Revenues	$104,805,391
Net Income	33,876,318

Basic Net Income Per Share	$1.06
Diluted Net Income Per Share	1.01

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

During 2008, the Company entered into an agreement to sell a working interest and related rights in undeveloped acreage in Kansas, which the Company has acquired for $457,024 in Total proceeds to the Company from the sale of this property were $296,800. Under the full cost method of accounting, the proceeds were offset against oil and gas properties subject to amortization.

Acquisition of Drilling Rig – During 2006, the Company purchased a drilling rig, to be operated by the wholly owned subsidiary, Arena Drilling Company. Total costs to acquire and place the rig in service was $1,996,899, including the issuance of 12,400 shares of the Company’s restricted common stock, valued at $181,062, or $14.60 per share.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2007, the Company contracted for the construction of a second company owned drilling rig, to be operated by the wholly owned subsidiary, Arena Drilling Company. The Company paid $4,257,839 to acquire the rig and place it into service.

Acquisition of Office Buildings – During 2007, the Company acquired an office building, land and adjoining parcel of real estate in Tulsa, Oklahoma to serve as its executive offices. The building was purchased with a cash payment of $1,900,000. The building was renovated at a cost of $710,746 and partially placed into service during 2007 with the remainder of the building being placed into service during 2008.

During 2007, the Company acquired an office building in Hobbs, New Mexico to serve as its primary field office for its Permian Basin properties. The building was purchased with a cash payment of $357,500. The building was renovated at a cost of $994,747 and placed into service during 2007.

During 2007, the Company acquired an office building in Andrews, Texas to serve as the headquarters for its wholly owned subsidiary, Arena Drilling Company. The building was purchased with a cash payment of $405,301. The building was renovated at a cost of $413,534 and was placed into service during 2008.

NOTE 4 – OIL AND GAS PRODUCING ACTIVITIES

Set forth below is certain information regarding the aggregate capitalized costs of oil and gas properties and costs incurred by the Company for its oil and gas property acquisitions, development and exploration activities:

Capitalized Costs Relating to Oil and Gas Producing Activities

December 31,	2008	2007	2006

Unproved oil and gas properties	$5,642,624	$5,642,624	$5,099,974
Proved oil and gas properties	549,971,044	334,245,235	166,608,226
Inventory for property development	1,670,067	-	-
Drilling rigs	-	6,254,737	1,996,899
Land, buildings, equipment and leasehold improvements	5,799,045	4,512,224	180,261

Total capitalized costs	563,082,780	350,654,820	173,885,360
Less accumulated depletion, depreciation and amortization	(60,928,142)	(30,497,371)	(12,246,727)

Net Capitalized Costs	$502,154,638	$320,157,449	$161,638,633

Net Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31,	2008	2007	2006

Acquisition of proved properties (net of proceeds from property sale)	16,782,225	53,554,064	7,122,176
Acquisition of unproved properties (net of proceeds from property sale)	-	542,650	3,282,635
Exploration costs	-	-	1,124,556
Development costs	190,584,617	113,084,344	89,797,285

Total Net Costs Incurred	$207,366,842	$167,181,058	$101,326,652

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – NOTES PAYABLE

Notes Payable – In April 2006, the Company entered in to a credit agreement establishing a credit facility at $150,000,000 with a borrowing base of $65,000,000. This agreement replaced the previous credit agreement the Company had in place. The interest rate was a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 2%, payable monthly. Amounts borrowed under the revolving credit facility are due in May 2009. The revolving credit facility is secured by the Company’s principal mineral interests. The bank credit facility is subject to borrowing base availability, which is redetermined semiannually based on the banks’ estimates of the future net cash flows of our oil and natural gas properties. The Company is required under the terms of the credit facility to maintain a 5-to-1 ratio of income before interest, taxes, depreciation, depletion and amortization to interest expense, maintain a current asset to current liability ratio of 1-to-1 and a rolling four quarter maximum leverage ratio of no more than 2.5-to-1.

                In June 2007, the Company entered into a new agreement that increased the borrowing base under its credit facility to $100,000,000, while leaving the credit facility at $150,000,000. Additionally, the interest rate was changed to be a floating rate equal to the 30, 60 or 90 day LIBOR rate plus 1.75%.

                In June 2008, the Company entered into an amended agreement that increased the borrowing base under its credit facility to $150,000,000, while leaving the credit facility at $150,000,000. All other terms and conditions remained the same. As of December 31, 2008, the Company was in compliance with all covenants and did not have any amount outstanding under this credit facility.

Notes Payable to Related Parties – In 2002, the Board of Directors authorized the Company to borrow up to $500,000 from its officers. During 2002, the Company borrowed $400,000 from two of its officers. The related notes payable bore interest at 10% per annum. The notes were secured by all mineral interests, rights and equipment of the Company but were subordinated to the bank revolving credit facility mentioned above. In 2007 the subordination of these loans was released and the Company paid all principal and related interest to the two officers. Based on the borrowing rates available to the Company for bank loans, the fair value of the notes payable to officers was $400,000 at December 31, 2006 and the notes were eliminated prior to December 31, 2007.

NOTE 6 – ASSET RETIREMENT OBLIGATION

A reconciliation of the asset retirement obligation for the years ended December 31, 2006, 2007 and 2008 is as follows:

Balance, January 1, 2006	$1,515,347
Liabilities incurred	607,853
Accretion expense	127,132

Balance, December 31, 2006	$2,250,332

Liabilities incurred	1,027,945
Accretion expense	190,904
Deletion related to property divestitures	(26,332)
Liabilities settled	(45,019)

Balance, December 31, 2007	$3,397,830

Liabilities incurred	1,459,534
Accretion expense	309,402
Liabilities settled	(100,418)

Balance, December 31, 2008	$5,066,348

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 common shares, with a par value of $0.001 per share, and 10,000,000 Class “A” convertible preferred shares, with a par value of $0.001 per share.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Issued in Offerings – In May 2006, the Company issued 2,300,000 shares of common stock in a private placement for $32,246,000. The Company paid $2,457,121 in offering costs and underwriter’s fees resulting in net proceeds from the offering of $29,788,879.

In June 2007, the Company issued 4,100,000 shares of common stock, valued at $100,450,000, or $24.50 per share, in a private placement. Proceeds from the offering totaled $95,089,458, net of offering costs and expenses paid of $5,360,542.

In June 2008, the Company issued 2,501,250 shares of common stock, valued at $119,434,688, or $47.75 per share, in a public offering pursuant to a shelf registration statement. Proceeds to the Company, net of offering costs of $3,305,227, totaled $116,129,461.

Common Stock Issued from Warrant Exercises – During the year ended December 31, 2006, the Company issued 100,000 shares of common stock upon the exercise of warrants for proceeds of $150,000, or $1.50 per share. Additionally, during the year ended December 31, 2006, the Company issued 123,770 shares of common stock in a cashless exercise of 150,924 warrants with an exercise price of $4.50 per share and 6,922 warrants with an exercise price of $3.745 per share.

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

During the year ended December 31, 2008, the Company issued 97,158 shares of common stock from the exercise of warrants. Of these warrants, 33,246 had an exercise price of $4.50 per share, 23,132 had an exercise price of $3.7425 per share and 40,780 had an exercise price of $5.15 per share, for total proceeds of $446,159.

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

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2008, the Company issued 1,333,000 shares of common stock from the exercise of options for proceeds of $4,691,260. Of these options, 1,140,000 had an exercise price of $1.85 per share, 60,000 had an exercise price of $2.40 per share, 20,000 had an exercise price of $4.15 per share, 20,000 had an exercise price of $13.70 per share, 40,000 had an exercise price of $19.23 per share, 33,000 had an exercise price of $23.42 per share and 20,000 had an exercise price of $26.96 per share.

Other Issuances of Common Stock – In February 2006, the Company issued 12,400 shares of restricted common stock, valued at $181,040, or $14.60 per share, as part of the cost of a drilling rig that the Company acquired as disclosed in Note 3.

Warrants Issued – In connection with a July 2005 private placement of common stock, the Company committed to use its best efforts to register the shares with the SEC. The Company was unable to affect the registration within the allotted time and was required to issue 58,252 warrants on December 28, 2005. The exercise price of these warrants is $5.15 and the warrants expire December 28, 2010. The Company recognized an expense for the fair value of these warrants of $597,773. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: 4.32% risk-free interest rate; 43.44% expected volatility; five year expected life and 0% dividend yield.

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

Stock purchase warrants issued and exercised during the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	2008		2007		2006

	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price	Warrants	Weighted- Average Exercise Price

Outstanding at beginning of the year	258,708	$4.50	536,658	$4.25	736,252	$3.85
Issued	-	-	-	-	58,252	5.15
Expired	-	-	-	-	-	-
Exercised	(97,158)	4.59	(277,950)	3.08	(257,846)	1.66

Outstanding at end of year	161,550	$4.44	258,708	$4.50	536,658	$4.25

Stock purchase warrants outstanding at December 31, 2008 are as follows:

Warrants Outstanding	Exercise Price	Weighted-Average Remaining Contractual Life

42,772	$ 3.745	0.7 years
83,830	4.50	0.7
34,948	5.15	2.0

161,550

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – EMPLOYEE STOCK OPTIONS

In 2003, the Company’s Board of Directors and shareholders approved and adopted a non-qualified executive stock option plan, which was amended by the shareholders at the annual meetings in 2004, 2005, 2006 and 2008. The amendments effectively increased the number of shares available under the plan to 5,500,000. There are 1,005,000 options still available for grant at December 31, 2008.

In April 2006, the Company issued 100,000 options with an original exercise price of $17.215 per share under the Company’s stock option plan. In June 2006, the Company amended these options to have an exercise price of $13.70.

Following is a table reflecting the issuances during 2007 and 2008 and their related exercise prices:

Grant date	# of options	Exercise price

January 11, 2007	100,000	$18.675
January 22, 2007	600,000	19.23
May 1, 2007	200,000	23.42
July 24, 2007	100,000	26.96
November 1, 2007	50,000	35.53
November 7, 2007	50,000	35.34
December 1, 2007	300,000	37.59
December 17, 2007	125,000	37.85

	1,525,000

Grant date	# of options	Exercise price

May 7, 2008	50,000	$45.68
May 15, 2008	50,000	49.74
July 24, 2008	50,000	41.09
August 18, 2008	50,000	39.02
September 2, 2008	25,000	40.75

	225,000

All granted options vest at the rate of 20% each year over five years beginning one year from the date granted and expire six months after the date of complete vesting. A summary of the status of the stock options as of December 31, 2008 and changes during the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008		2007		2006

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of the year	3,450,000	$13.55	2,610,000	$3.31	2,850,000	$2.78
Issued	225,000	43.53	1,525,000	26.45	100,000	13.70
Forfeited	(90,000)	22.73	(115,000)	3.35	-	-
Exercised	(1,333,000)	3.52	(570,000)	3.25	(340,000)	1.88

Outstanding at end of year	2,252,000	$22.12	3,450,000	$13.55	2,610,000	$3.31

Exercisable at end of year	537,000	$13.27	1,050,000	$2.33	1,030,000	$2.38

Weighted average fair value of options granted during the year		$17.52		$10.84		$8.77

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. The expected volatility is based on the historical price volatility of the Company’s common stock. We elected to use the simplified method for estimating the expected term as allowed by SAB 110 for options granted through December 31, 2008. Under the simplified method, the expected term is equal to the midpoint between the vesting period and the contractual term of the stock option. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of the stock options. The following are the Black-Scholes weighted-average assumptions used for options granted during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Risk free interest rate	3.14%	4.30%	4.92%
Expected life	4.25 years	4.25 years	5 years
Dividend yield	-	-	-
Volatility	45%	47%	44%

As of December 31, 2008, there was approximately $9,461,371 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.54 years. The aggregate intrinsic value of options vested and expected to vest at December 31, 2008 was $15,237,549. The aggregate intrinsic value of options exercisable at December 31, 2008 was $8,805,510. The year end intrinsic values are based on a December 31, 2008 closing price of $28.09.

The 1,333,000, 570,000 and 340,000 options exercised during 2008, 2007 and 2006, respectively, had an aggregate intrinsic value on the date of exercise of $44,715,770, $12,122,600 and $5,075,600, respectively.

During the years ended December 31, 2008, 2007 and 2006, 800,000, 590,000 and 570,000, respectively, options vested. The fair value of these options was $4,865,458, $873,021 $661,698, respectively.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information related to the Company’s stock options outstanding at December 31, 2008:

	Options Outstanding

Exercise price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Exercisable

$4.15	525,000	1.50	315,000
10.425	60,000	2.30	20,000
13.70	60,000	2.95	-
18.675	100,000	3.53	20,000
19.23	560,000	3.56	80,000
23.42	167,000	3.83	7,000
26.96	80,000	4.07	-
35.53	50,000	4.33	10,000
35.54	50,000	4.35	10,000
37.59	250,000	4.42	50,000
37.85	125,000	4.46	25,000
39.02	50,000	5.13	-
40.75	25,000	5.17	-
41.09	50,000	5.06	-
45.68	50,000	4.84	-
49.74	50,000	4.87	-

	2,252,000	2.75	537,000

Any excess tax benefits from the exercise of stock options will not be recognized in paid-in capital until the Company is in a current tax paying position. Presently, all of the Company’s income taxes are deferred and the Company has substantial net operating losses available to carryover to future periods. Accordingly, no excess tax benefits have been recognized for the year ended December 31, 2008.

NOTE 9 – RELATED PARTY TRANSACTIONS

In July 2002, the Company borrowed $400,000 from two of its officers under the terms of secured, 10% promissory notes. These notes and all accrued interest were paid during 2007. The details of these notes are more fully described in Note 5.

NOTE 10 – COMMITMENTS

Standby Letters of Credit – A commercial bank has issued standby letters of credit on behalf of the Company to the states of Texas, Oklahoma and New Mexico totaling $686,969 to allow the Company to do business in those states. The Company intends to renew the standby letters of credit for as long as the Company does business in those states. No amounts have been drawn under the standby letters of credit.

Operating leases – Effective August 20, 2008, the Company entered into a lease agreement for office space in Midland, Texas. The lease is for approximately 1,869 square feet and is for five years commencing November 2008. The Company incurred lease expense of $3,271 for the year ended December 31, 2008. The following table reflects the future minimum lease payments under the operating lease as of December 31, 2008.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Lease Obligation

2009	19,780
2010	20,715
2011	21,649
2012	22,584
2013	19,469

104,197

NOTE 11 – INCOME TAXES

At December 31, 2008, the Company had no alternative minimum income tax due and had no current tax liability. At December 31, 2007, the Company had alternative minimum income tax of $539,793 which is shown in current liabilities on the balance sheet as of that date. The provision for income taxes consisted of the following:

Provision for income taxes	2008	2007	2006

Current	$-	$539,793	$304,000
Deferred	49,112,685	20,518,050	13,673,000

	$49,112,685	$21,057,843	$13,977,000

The following is a reconciliation of income taxes computed using the U.S. federal statutory rate to the provision for income taxes:

Rate Reconciliation	2008	2007	2006

Tax at federal statutory rate (34%)	$45,128,161	$18,869,926	$12,663,000
Non-deductible expenses	29,406	13,939	27,000
State tax, net of federal benefit	4,380,086	1,831,493	1,229,000
Other	(424,968)	342,485	58,000

	$49,112,685	$21,057,843	$13,977,000

As of December 31, 2008, the Company had net operating loss and IDC carry forwards for federal income tax reporting purposes of approximately $93 million which, if unused, will expire in 2022, 2025, 2026, 2027 and 2028. The Company has minimum tax credits of $967,000 which do not expire.

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax liability consisted of the following:

Deferred taxes:	2008	2007	2006

Deferred tax liabilities
Current unrealized gain on oil derivative	$6,046,508	$-	$-
Property and equipment	107,316,108	63,011,335	37,448,700

Total deferred tax liabilities	113,362,616	63,011,335	37,448,700

Deferred tax assets
Stock-based compensation	3,953,790	1,808,770	493,775
Minimum tax credit	967,084	862,000	346,744
Unrealized loss on oil derivative	-	1,658,665	-
Operating loss and IDC carryforwards	17,861,815	24,785,172	17,285,457

Total deferred tax assets	22,782,689	29,114,607	18,125,976

Net deferred income tax liability	$90,579,927	$33,896,728	$19,322,724

NOTE 12 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Under SFAS No. 133, as amended, the nature of a derivative instrument must be evaluated to determine if it qualifies for hedge accounting treatment. Instruments qualifying for hedge accounting treatment are recorded as an asset or liability measured at fair value and subsequent changes in fair value are recognized in equity through other comprehensive income, net of related taxes, to the extent the hedge is effective. The Company’s derivative instrument qualified for hedge accounting during 2007 and 2008. The Company did not have any derivative instruments in 2006. The change in fair value of the derivative instrument was recorded to other comprehensive income for the years ended December 31, 2007 and 2008. The cash settlements of cash flow hedges are recorded in the operating section of the Company’s statement of operations. Instruments not qualifying for hedge accounting treatment are recorded in the balance sheet at fair value and changes in fair value are recognized on the statement of operations.

The Company’s hedges are specifically referenced to NYMEX prices. The effectiveness of hedges is evaluated at the time the contracts are entered into, as well as periodically over the life of the contracts, by analyzing the correlation between NYMEX prices and the posted prices received from the designated production. Through this analysis, the Company is able to determine if a high correlation exists between the prices received for its designated production and the NYMEX prices at which the hedges will be settled. At December 31, 2007 and 2008, the Company’s hedging contracts were considered effective cash flow hedges.

Estimating the fair value of hedging derivatives requires complex calculations incorporating estimates of future prices, discount rates and price movements. Our statement of operations includes a loss on derivative instrument of $4,275,330 and $932,361 for 2008 and 2007, respectively.

As of December 31, 2008, the Company had entered into the following costless collar contracts accounted for as a cash flow hedge:

Commodity	Remaining Period	Volume	Floor	Ceiling
WTI Crude Oil	January 2009 - December 2009	365,000	$ 100.00	$ 197.00

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, the Company recognized an asset of $16,210,478 related to the estimated fair value of the derivative instrument. Based on the estimated future commodity prices as of December 31, 2008, the Company would realize a $10,212,601 gain, net of taxes, as a gain on derivative instrument during the next 12 months. These gains are expected to be reclassified based on the schedule of oil and gas volumes stipulated in the costless collar contracts.

NOTE 13 – FAIR VALUE MEASUREMENTS

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company’s fair value balances are based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. The Company does not have any fair value balances classified as Level 1.

•	Level 2 — Inputs other than quoted prices in active markets included in Level 1, that are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured. The Company’s Level 2 items consist of a costless collar.

•	Level 3 — Includes inputs that are not observable for which there is little, if any, market activity for the asset or liability being measured. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value. Level 3 would include instruments valued using industry standard pricing models and other valuation methods that utilize unobservable pricing inputs that are significant to the overall fair value. The Company does not have any fair value balances classified as Level 3.

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

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy the Company’s liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements at December 31, 2008 Using:

	Quoted Prices in Active Markets for Identical Liabilities: (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):

$100 - $197 Costless collar	$-	$16,210,478	$-	$16,210,478

NOTE 13 – EMPLOYEES’ BENEFIT PLANS

The Company’s employees are eligible to participate in a 401(k) plan after attaining the age of 18. Participants may defer up to 100% of eligible compensation. The Company matches participant contributions dollar for dollar up to 6% of participant compensation not exceeding $15,500 per employee ($20,500 for those over 50, choosing to catch-up). For the year ended December 31, 2008 and 2007, the Company made contributions to the plan totaling $453,432 and $109,658.

NOTE 14 – QUARTERLY FINANCIAL DATA (UNAUDITED)

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

ARENA RESOURCES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008

	Three Months Ended

	March 31	June 30	September 30	December 31

Revenues	$45,312,392	$62,159,281	$68,412,686	$32,974,286
Operating Income	29,650,936	39,637,781	42,188,778	21,097,908
Net Income	18,318,395	24,794,349	26,922,996	13,581,461
Basic Net Income Per Share	$0.52	$0.69	$0.71	$0.36
Diluted Net Income Per Share	0.51	0.67	0.69	0.35

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

For the Years Ended December 31,	2008	2007	2006

Oil and gas revenues	$208,858,645	$100,089,698	$59,760,117
Production costs	(17,833,144)	(11,500,461)	(6,453,830)
Production taxes	(10,518,370)	(5,655,877)	(3,506,347)
Realized loss on oil derivative	(4,275,330)	(932,361)	-
Depreciation, depletion, amortization and accretion	(30,099,196)	(18,158,966)	(8,027,231)
General and administrative (exclusive of corporate overhead)	(3,034,525)	(3,011,753)	(894,499)

Results of operations before income taxes	143,098,080	60,830,280	40,878,210
Provision for income taxes	(52,946,290)	(22,507,204)	(15,124,938)

Results of Oil and Gas Producing Operations	$90,151,790	$38,323,076	$25,753,272

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

ARENA RESOURCES, INC.
SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES
(Unaudited)

For the Years Ended December 31,	2008		2007		2006

	Oil (1)	Gas (1)	Oil (1)	Gas (1)	Oil (1)	Gas (1)

Proved Developed and Undeveloped Reserves
Beginning of year	47,413,322	48,074,962	36,064,273	42,424,199	24,867,189	31,982,079
Purchases of minerals in place	3,638,095	2,364,908	7,021,972	4,330,246	3,644,144	2,605,212
Improved recovery and extensions	9,547,981	11,391,853	6,016,660	6,852,346	8,952,460	10,206,642
Production	(2,018,335)	(1,911,713)	(1,316,023)	(1,503,611)	(900,616)	(989,991)
Revision of previous estimate	(2,735,806)	(1,115,348)	(373,560)	(4,028,218)	(498,904)	(1,379,743)

End of year	55,845,257	58,804,662	47,413,322	48,074,962	36,064,273	42,424,199

Proved Developed at end of year	20,231,477	28,659,033	14,951,794	30,783,255	11,566,185	29,679,974

1 Oil reserves are stated in barrels; gas reserves are stated in thousand cubic feet.

Standardized Measure of Discounted Cash Flows

December 31,	2008	2007	2006

Future cash flows	$2,391,888,946	$4,634,645,500	$2,206,997,329
Future production costs	(716,121,604)	(790,284,047)	(436,830,228)
Future development costs	(330,672,457)	(321,485,125)	(150,553,635)
Future income taxes	(394,800,287)	(1,254,982,170)	(578,112,324)

Future net cash flows	950,294,598	2,267,894,158	1,041,501,142
10% annual discount for estimated timing of cash flows	(489,607,688)	(991,727,804)	(496,061,467)

Standardized Measure of Discounted Cash Flows	$460,686,910	$1,276,166,354	$545,439,675

Changes in Standardized Measure of Discounted Future Net Cash Flows

	2008	2007	2006

Beginning of the year	$1,276,166,354	$545,439,675	$445,600,566
Purchase of minerals in place	41,597,736	325,058,027	18,153,711
Extensions, discoveries and improved recovery, less related costs	129,110,323	297,610,301	279,407,782
Development costs incurred during the year	190,631,820	113,109,335	90,848,604
Sales of oil and gas produced, net of production costs	(190,374,853)	(82,949,751)	(53,324,929)
Accretion of discount	131,684,244	69,291,660	47,117,073
Net changes in price and production costs	(1,526,963,575)	592,749,069	(106,369,988)
Net change in estimated future development costs	(22,637,628)	(111,175,136)	(53,640,718)
Revision of previous quantity estimates	293,723,576	(7,424,163)	(14,276,840)
Revision of estimated timing of cash flows	(409,158,356)	(62,546,312)	(38,827,084)
Net change in income taxes	546,907,269	(402,996,351)	(69,248,502)

End of the Year	$460,686,910	$1,276,166,354	$545,439,675