Form 10-Q
period 2009-03-31
ARENA RESOURCES INC
filed 2009-05-08
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

As of April 27, 2009, the Company had outstanding 38,210,187 shares of common stock ($0.001 par value).

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	December 31, 2008

ASSETS
Current Assets
Cash	$52,403,274	$58,489,574
Accounts receivable	7,723,854	8,637,308
Joint interest billing receivable	2,794,860	2,836,948
Receivable from oil derivative	1,610,078	2,508,396
Fair value of oil derivative	11,597,203	16,210,478
Prepaid expenses	699,043	847,433

Total Current Assets	76,828,312	89,530,137

Property and Equipment
Oil and gas properties subject to amortization	565,702,229	548,714,235
Inventory for property development	2,002,021	1,670,067
Drilling rigs	7,142,008	6,899,433
Land, buildings, equipment and leasehold improvements	5,799,045	5,799,045

Total Property and Equipment	580,645,303	563,082,780
Less: Accumulated depreciation and amortization	(68,270,298)	(60,928,142)

Net Property and Equipment	512,375,005	502,154,638

Total Assets	$589,203,317	$591,684,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,875,823	$12,877,084
Deferred income taxes	4,290,965	6,046,508
Accrued liabilities	1,176,174	865,955

Total Current Liabilities	8,342,962	19,789,547

Long-Term Liabilities
Asset retirement liability	5,295,330	5,066,348
Deferred income taxes	88,381,161	84,533,419

Total Long-Term Liabilities	93,676,491	89,599,767

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 38,210,187 shares and 38,210,187 shares outstanding, respectively	38,210	38,210
Additional paid-in capital	320,030,700	318,701,383
Retained earnings	159,808,716	153,343,267
Accumulated other comprehensive income	7,306,238	10,212,601

Total Stockholders' Equity	487,183,864	482,295,461

Total Liabilities and Stockholders' Equity	$589,203,317	$591,684,775

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,	2009	2008

Oil and Gas Revenues	$20,193,160	$45,312,392

Costs and Operating Expenses
Oil and gas production costs	4,206,783	2,911,925
Oil and gas production taxes	1,098,339	2,329,750
Realized loss (gain) on oil derivatives	(5,111,210)	1,588,440
Depreciation, depletion and amortization	7,231,481	6,139,933
Accretion expense	94,750	68,425
General and administrative expense	2,674,769	2,622,983

Total Costs and Operating Expenses	10,194,912	15,661,456

Other Income (Expense)
Interest income	266,312	40,961
Interest expense	-	(615,080)

Net Other Income (Expense)	266,312	(574,119)

Income Before Provision for Income Taxes	10,264,560	29,076,817

Provision for Deferred Income Taxes	(3,799,111)	(10,758,422)

Net Income	$6,465,449	$18,318,395

Basic Net Income Per Common Share	0.17	0.52
Diluted Net Income Per Common Share	0.17	0.51

Other Comprehensive Income (Loss)
Realized loss (gain) on hedge derivative contract settlements reclassified from other comprehensive (loss) income	(2,916,308)	855,190
Change in unrealized deferred hedging gains (losses)	9,945	(1,239,309)

Total Other Comprehensive Income	$3,559,086	$17,934,276

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended March 31,	2009	2008

Cash Flows From Operating Activities
Net income	$6,465,449	$18,318,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	7,231,481	6,139,933
Provision for income taxes	3,799,111	10,758,422
Stock based compensation	1,329,317	1,760,812
Accretion of asset retirement obligation	94,750	68,425
Changes in assets and liabilities:
Accounts and joint interest receivable	1,853,860	(2,679,514)
Other changes in deferred income taxes	-	(540,000)
Prepaid expenses	148,390	104,348
Accounts payable and accrued liabilities	(9,691,042)	1,549,185

Net Cash Provided by Operating Activities	11,231,316	35,480,006

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(15,256,515)	(40,550,652)
Purchase of inventory for property development	(1,818,526)	-
Purchase of buildings, drilling rigs & equipment	(242,575)	(517,469)

Net Cash Used in Investing Activities	(17,317,616)	(41,068,121)

Cash Flows From Financing Activities
Cash paid for offering costs	-	(5,000)
Proceeds from exercise of warrants	-	38,844
Proceeds from exercise of options	-	1,528,000
Proceeds from issuance of notes payable	-	5,500,000

Net Cash Provided by Financing Activities	-	7,061,844

Net Increase (Decrease) in Cash	(6,086,300)	1,473,729

Cash at Beginning of Period	58,489,574	5,213,459

Cash at End of Period	$52,403,274	$6,687,188

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$540,000
Cash paid for interest	-	482,599

Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	134,232	252,467
Depreciation on drilling rigs capitalized as oil and gas properties	110,675	159,187
Use of inventory in property development	1,486,572	-

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2008. The financial position and results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Concentration of Credit Risk and Major Customer – The Company has cash in excess of federally insured limits at March 31, 2009. During the three months ended March 31, 2009, sales to two customers represented 77% and 10%, respectively, of oil and gas revenues. At March 31, 2009, these customers made up 80% and 9%, respectively, of accounts receivable.

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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three months ended March 31, 2009 was $7,231,481, based on depletion at the rate of $12.60 per barrel of oil equivalent compared to $6,139,933, based on depletion at the rate of $11.78 per barrel of oil equivalent for the three months ended March 31, 2008. These amounts include $73,274 and $49,691 of depreciation for the three months ended March 31, 2009 and 2008, respectively.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Drilling Rigs – Drilling rigs are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of drilling rigs and placing them in service. Drilling rigs are depreciated over 10 years and the depreciation is capitalized as part of oil and gas properties subject to amortization. For the three months ended March 31, 2009 and 2008 the Company had depreciation of $110,675 and $159,187, respectively, on the Company owned drilling rigs. During the three months ended March 31, 2009, the Company discontinued use of one of the two Company owned rigs and prepared it for storage. Because the rig was not in use during the quarter no depreciation was calculated on that rig. Once it is placed back in service depreciation will again be accounted for on it. The rig will remain idle until commodity prices increase to make it economical to begin using it again.

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

Depreciation expense on the buildings and improvements for the three months ended March 31, 2009 and 2008 was $38,992 and $29,152, respectively. An aggregate value of $530,000 has been attributed to the land on which the buildings are located and is not depreciated.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

Recent Accounting Pronouncements –      In December 2008, the SEC announced that it had approved revisions to its oil and gas reporting disclosures. The new disclosure requirements include provisions that:

•	Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•	Report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices. The SEC indicated that they will continue to communicate with the FASB staff to align their accounting standards with these rules. The FASB currently requires a single-day, year-end price for accounting purposes.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. In the past, proved reserves were the only reserves allowed in the disclosures.

•	Requires companies to provide additional disclosure regarding the aging of proved undeveloped reserves.

•	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.

•	Replace the existing “certainty” test for areas beyond one offsetting drilling unit from a productive well with a “reasonable certainty” test.

•	Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures regarding internal controls over reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor will be mandatory.

                We will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We are currently in the process of evaluating the new requirements.

                In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (collectively, “FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods. Under FSP FAS 107-1, the Company will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods.  In addition, the Company will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 is effective for periods ending after June 15, 2009 and its adoption is expected to have no impact on the Company’s results of operations and financial condition but will require additional disclosures about the fair value of financial instruments in its financial statements

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the Three Months Ended March 31,	2009	2008

Net Income	$6,465,449	$18,318,395

Basic Weighted-Average Common Shares Outstanding	38,210,187	34,892,570
Effect of dilutive securities
Warrants	133,007	228,232
Stock options	450,255	1,108,624

Diluted Weighted-Average Common Shares Outstanding	38,793,449	36,229,426

Basic Income Per Common Share
Net income	0.17	0.52

Diluted Income Per Common Share
Net Income	0.17	0.51

For the three months ended March 31, 2009, 780,000 stock options were not included in the computation of diluted income per share as their effects are anti-dilutive.

NOTE 3 – NOTES PAYABLE

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

In June 2008, we entered into an amended agreement that increased the borrowing base under our credit facility to $150,000,000, while leaving the credit facility at $150,000,000. All other terms and conditions remained the same. As of March 31, 2009, we were in compliance with all covenants and did not have any amount outstanding under this credit facility.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2009 is as follows:

Balance, January 1, 2009	$5,066,348
Liabilities incurred	134,232
Accretion expense	94,750

Balance, March 31, 2009	$5,295,330

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for stock based awards during the three months ended March 31, 2009 was $1,329,317, as compared to $1,760,812 for the three months ended March 31, 2008, and is included in general and administrative expense in the accompanying financial statements.

The Company did not grant any nonqualified stock options to directors and employees during the three months ended March 31, 2009. Additionally, there were no exercise or forfeitures during the three months ended March 31, 2009. A summary of the status of the stock options as of March 31, 2009 is as follows:

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2008	2,252,000	$22.12

Outstanding at March 31, 2009	2,252,000	22.12

Exercisable at March 31, 2009	782,000	$13.10

As of March 31, 2009, there was approximately $8,132,055 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.44 years. The aggregate intrinsic value of options expected to vest at March 31, 2009 was $11,754,765. The aggregate intrinsic value of options exercisable at March 31, 2009 was $10,796,320. The intrinsic value is based on a March 31, 2009 closing price of the Company’s common stock of $25.48.

NOTE 6 – CONTINGENCIES AND COMMITMENTS

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

NOTE 7 – DERIVATIVE INSTRUMENTS

We use commodity–based derivative contracts to manage exposures to commodity price fluctuations. We do not enter into these arrangements for speculative or trading purposes. These contracts consist of costless collars. We do not utilize complex derivatives such as swaptions, knockouts or extendable swaps. At March 31, 2009, we had one costless collar contract covering 275,000 barrels of oil at floor and cap prices of $100.00 to $197.00 per barrel. Their fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract prices and the reference price, on March 31, 2009, was a net unrealized net of tax gain of $7.3 million. These contracts expire monthly through December 2009.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

The following table sets forth our derivative volumes as of March 31, 2009:

Commodity	Remaining Period	Volume	Floor	Ceiling
WTI Crude Oil	April 2009 - December 2009	275,000	$ 100	$ 197

Under SFAS No. 133, every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying estimated market price at the determination date. Changes in the fair value of effective cash flow hedges are recorded as a component of “Accumulated other comprehensive income (loss),” (“AOCI”) which is later transferred to earnings when the underlying physical transaction occurs. As of March 31, 2009, an unrealized gain on derivative, net of tax, of $7.3 million was recorded in AOCI. This gain is expected to be reclassified into earnings in 2009. The actual reclassification to earnings will be based on market prices at the contract settlement date.

For those derivative instruments that qualify for hedge accounting, settled transaction gains and losses are determined monthly, and are included in the operating section of our income statement as “Realized loss (gain) on oil derivatives” in the period the hedged production is sold. Our realized gain on oil derivatives includes $5.1 million of gains in the three months ended March 31, 2009 compared to losses of $1.6 million in the three months ended March 31, 2008. Any ineffectiveness associated with these hedges would be reflected in the income statement caption called “Derivative fair value income (loss).” Our hedging contracts are all fully effective.

To designate a derivative as a cash flow hedge, we document at the hedge’s inception our assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. The ineffective portion of the hedge is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. If, during the derivative’s term, we determine the hedge is no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings as realized gain or loss on oil derivatives when the underlying transaction occurs. If it is determined that the designated hedge transaction is not probable to occur, any unrealized gains or losses are recognized immediately in the statement of operations as a “Derivative fair value income or loss.” Our hedges are considered to be effective and therefore no amounts have been recorded for ineffectiveness.

Derivative Fair Value Income (Loss)

The following table presents information about the components of derivative fair value income (loss) in the three months ended March 31, 2009 and 2008:

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

	For the three months ended March 31,
	2009	2008

Realized gain (loss) on oil derivative	$5,111,210	$(1,588,440)

The combined fair value of derivatives included in our consolidated balance sheets as of March 31, 2009 and December 31, 2008 is summarized below. We conduct derivative activities with one corporation. We believe this corporation is an acceptable credit risk. The credit worthiness of our counterparty is subject to periodic review.

	March 31, 2009	December 31, 2008

Derivative assets, crude oil collars	$11,597,203	$16,210,478

We adopted SFAS No. 161 at the beginning of the first quarter of 2009 and the expanded disclosures required by SFAS No. 161. We do not have any derivatives that do not qualify for hedge accounting. The table below provides data about the carrying values of derivatives that qualify for hedge accounting:

	March 31, 2009			December 31, 2008

	Asset Carrying value	(Liabilities) Carrying value	Net Carrying value	Asset Carrying value	(Liabilities) Carrying value	Net Carrying value

Derivative that qualify as cash flow hedge accounting Collars	11,597,203	-	11,597,203	16,210,478	-	16,210,478

The table below provides data about the amount of gains and losses related to cash flow derivatives that qualify for hedge accounting included in the balance sheet caption “Accumulated other comprehensive income” (AOCI) and in our statement of operations:

	Amount of Gain/(Loss) recognized in AOCI		Amount of Gain/(Loss) reclassified from AOCI in Income
	As of March 31,		As of March 31,

	2009	2008	2009	2008

Collar	$15,786	$(1,966,823)	$4,629,061	$(1,357,444)
Income taxes	(5,841)	727,725	(1,712,753)	502,254

Total	$9,945	$(1,239,098)	$2,916,308	$(855,190)

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 8 – FAIR VALUE MEASUREMENTS

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
MARCH 31, 2009

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

The following table sets forth by level within the fair value hierarchy the Company’s liabilities that are measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2009 Using:

	Quoted Prices in Active Markets for Identical Liabilities: (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):

$100 - $197 Costless collar	$-	$11,597,203	$-	$11,597,203

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company entered into an agreement to extend the maturity period on our existing credit facility. This agreement extended the maturity date to July 15, 2009 to allow the Company to complete negotiations on a new credit facility. At the Company’s election, the extension of the credit facility included a decrease in the borrowing base to $75 million. The facility remained at $150 million and all other terms and conditions remained the same.

Subsequent to March 31, 2009, the Company determined to monetize the balance of its current hedging position. This hedging position is a zero-cost collar on 1,000 barrels of oil per day, with a floor of $100 and a ceiling of $197 and continued through December 2009. The amounts for May 2009 will be paid as usual and the remaining amounts will be paid as a lump sum. Combined these two items will net approximately $9.5 million dollars to the Company.

Subsequent to March 31, 2009, the Company entered into an agreement for zero-cost collars on a portion of oil production, equal to 3,000 net barrels of oil per day, beginning in June 2009 and continuing through December 2009. Under the collar agreements, the Company will receive the difference between an agreed upon average NYMEX WTI index price and a floor price of $50.00, if the index price is below the floor price.  The Company will pay the difference between the agreed upon contracted ceiling price of $72.60 and the index price only if the index price is above the contracted ceiling price.  No amounts are paid or received if the index price is between the contracted floor and ceiling prices. We have designated these derivatives for hedge accounting as cash flow hedges.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended March 31, 2009

Oil and natural gas sales. For the three months ended March 31, 2009, oil and natural gas sales revenue decreased $25,119,232 to $20,193,160, compared to $45,312,392 for the same period during 2008. Oil sales decreased $23,677,681 and natural gas sales decreased $1,441,551. The decreases were the result of significantly lower oil and gas prices between periods, partially offset by higher production. For the three months ended March 31, 2009, oil sales volume increased 36,193 barrels to 489,249 barrels, compared to 453,056 barrels for the same period in 2008. The average realized per barrel oil price decreased 60% from $92.10 for the three months ended March 31, 2008 to $36.89 for the three months ended March 31, 2009. For the three months ended March 31, 2009, gas sales volume increased 88,909 thousand cubic feet (MCF) to 472,823 MCF, compared to 383,914 MCF for the same period in 2008. The average realized natural gas price per MCF decreased 51% from $9.34 for the three months ended March 31, 2008 to $4.54 for the three months ended March 31, 2009.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $2,911,925 or $5.63 per barrel of oil equivalent (BOE) for the three months ended March 31, 2008 to $4,206,783 or $7.41 per BOE for the three months ended March 31, 2009. The increases in total LOE and the per BOE amounts were due to our on-going development projects.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended March 31, 2008 and remained steady at 5% for the three months ended March 31, 2009. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $1,091,548 to $7,231,481 for the three months ended March 31, 2009, compared to the same period in 2008. The increase was primarily a result of an increase in volume and in the average depletion rate from $11.78 per BOE during the three months ended March 31, 2008 to $12.60 per BOE during the three months ended March 31, 2009. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses increased by $51,786 to $2,674,769 for the three months ended March 31, 2009, compared to the same period in 2008. The increase was primarily the result of increases in compensation expense, partially offset by a decrease in stock-based compensation expense from $1,760,812 for the three months ended March 31, 2008 to $1,329,317 for the three months ended March 31, 2009.

Interest income. Interest income was $266,312 for the three months ended March 31, 2009, compared to $40,961 for the three months ended March 31, 2008. The increase was due to higher cash balances between periods.

Interest expense. Interest expense was zero for the three months ended March 31, 2009, compared to $615,080 for the three months ended March 31, 2008. The decrease was due to no amounts being outstanding during the three months ended March 31, 2009 while there were amounts outstanding during the three months ended March 31, 2008.

Income tax expense. Our effective tax rate was 37% during the three months ended March 31, 2008 and remained steady at 37% for the three months ended March 31, 2009.

Net income. Net income decreased from $18,318,395 for the three months ended March 31, 2008 to $6,465,449 for the same period in 2009. The primary reason for this decrease is the lower commodity prices between periods.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

	Net Production Volume		Net Revenue
Texas Leases	427,197	BBLS	$15,776,390
Oklahoma Leases	7,949	BBLS	$326,883
New Mexico Leases	54,103	BBLS	$1,944,652

GAS

	Net Production Volume		Net Revenue
Texas Leases	350,155	MCF	$1,621,879
Oklahoma Leases	3,930	MCF	$13,037
New Mexico Leases	83,827	MCF	$395,937
Kansas Leases	34,911	MCF	$114,382

Significant Subsequent Events occurring after March 31, 2009:

Subsequent to March 31, 2009, the Company entered into an agreement to extend the maturity period on our existing credit facility. This agreement extended the maturity date to July 15, 2009 to allow the Company to complete negotiations on a new credit facility. At the Company’s election, the extension of the credit facility included a decrease in the borrowing base to $75 million. The facility remained at $150 million and all other terms and conditions remained the same.

Subsequent to March 31, 2009, the Company determined to monetize the balance of its current hedging position. This hedging position is a zero-cost collar on 1,000 barrels of oil per day, with a floor of $100 and a ceiling of $197 and continued through December 2009. The amounts for May 2009 will be paid as usual and the remaining amounts will be paid as a lump sum. Combined these two items will net approximately $9.5 million dollars to the Company.

Subsequent to March 31, 2009, the Company entered into an agreement for zero-cost collars on a portion of oil production, equal to 3,000 net barrels of oil per day, beginning in June 2009 and continuing through December 2009. Under the collar agreements, the Company will receive the difference between an agreed upon average NYMEX WTI index price and a floor price of $50.00, if the index price is below the floor price.  The Company will pay the difference between the agreed upon contracted ceiling price of $72.60 and the index price only if the index price is above the contracted ceiling price.  No amounts are paid or received if the index price is between the contracted floor and ceiling prices. We have designated these derivatives for hedge accounting as cash flow hedges.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2009, the Company had cash on hand of $52,403,274, compared to $58,489,574 as of December 31, 2008. The Company had net cash provided by operating activities for the three months ended March 31, 2009 of $11,231,316, compared to $35,480,006 for the same period 2008. Other significant sources of cash inflow in 2008 were $5,500,000 drawn down on the Company’s credit facility and proceeds from option and warrant exercises of $1,566,844. The most significant cash outflows during the three months ended March 31, 2009 and 2008 were capital expenditures of $17,317,616 in 2009 and $41,068,121 in 2008.

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

In June 2008, we entered into an amended agreement that increased the borrowing base under our credit facility to $150,000,000, while leaving the credit facility at $150,000,000. All other terms and conditions remained the same. As of March 31, 2009, we were in compliance with all covenants and did not have any amount outstanding under this credit facility.

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

In 2008 the Company entered into a derivative contract in order to manage the commodity price risk for a portion of production through 2009. The Company’s current derivative contract is a costless collar. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar position as of March 31, 2009.

Commodity	Remaining Period	Volume	Floor	Ceiling
WTI Crude Oil	April 2009 - December 2009	275,000	$ 100.00	$ 197.00

The change in fair value of the oil hedging contract in place at March 31, 2009, resulted in a decrease in the asset of $4,613,275, to $11,597,203. The after tax impact of the change in the fair value of the hedge of $2,906,363 is reflected in other comprehensive income. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value from ineffectiveness is recognized currently in unrealized derivative gain or loss in the consolidated statements of operations.

Cash settlements of cash flow hedges are recorded as a gain on derivatives in the operating section of the Company’s statement of operations. Our statement of operations for the three months ended March 31, 2009 includes a gain on derivative instrument of $5,111,210 as compared to a loss of $1,558,440 for the three months ended March 31, 2008.

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: May 6, 2009	By: /s/ Phillip W. Terry
Phillip W. Terry
President, Chief Executive Officer

Dated: May 6, 2009	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer