Form 10-Q
period 2009-06-30
ARENA RESOURCES INC
filed 2009-08-07
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

(918) 747-6060
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. |X| Yes    |_| No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
|_| Yes    |_| No    |X| Not Applicable

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

As of August 5, 2009, the Company had outstanding 38,352,551 shares of common stock ($0.001 par value).

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008

ASSETS
Current Assets
Cash	$68,055,740	$58,489,574
Accounts receivable	9,936,259	8,637,308
Joint interest billing receivable	2,524,424	2,836,948
Receivable from oil derivative	-	2,508,396
Fair value of oil derivative	-	16,210,478
Prepaid expenses	743,274	847,433

Total Current Assets	81,259,697	89,530,137

Property and Equipment
Oil and gas properties subject to amortization	591,176,703	548,714,235
Inventory for property development	959,366	1,670,067
Drilling rigs	7,235,008	6,899,433
Land, buildings, equipment and leasehold improvements	5,828,348	5,799,045

Total Property and Equipment	605,199,425	563,082,780
Less: Accumulated depreciation and amortization	(75,801,176)	(60,928,142)

Net Property and Equipment	529,398,249	502,154,638

Total Assets	$610,657,946	$591,684,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,210,043	$12,877,084
Deferred income taxes	-	6,046,508
Fair value of oil derivative	70,287	-
Accrued liabilities	1,332,468	865,955

Total Current Liabilities	11,612,798	19,789,547

Long-Term Liabilities
Asset retirement liability	5,601,912	5,066,348
Deferred income taxes	96,831,537	84,533,419

Total Long-Term Liabilities	102,433,449	89,599,767

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 38,352,551 shares and 38,210,187 shares outstanding, respectively	38,352	38,210
Additional paid-in capital	322,372,847	318,701,383
Retained earnings	174,244,781	153,343,267
Accumulated other comprehensive income (loss)	(44,281)	10,212,601

Total Stockholders' Equity	496,611,699	482,295,461

Total Liabilities and Stockholders' Equity	$610,657,946	$591,684,775

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Oil and Gas Revenues	$27,636,695	$62,159,281	$47,829,855	$107,471,673

Costs and Operating Expenses
Oil and gas production costs	3,271,063	4,277,676	7,477,847	7,189,601
Oil and gas production taxes	1,451,901	2,983,838	2,550,240	5,313,588
Realized loss (gain) on oil derivatives	(10,758,797)	3,958,099	(15,870,007)	5,546,539
Depreciation, depletion and amortization	7,409,024	7,574,790	14,640,505	13,714,723
Accretion expense	96,940	74,192	191,690	142,617
General and administrative expense	3,464,110	3,652,905	6,138,879	6,275,888

Total Costs and Operating Expenses	4,934,241	22,521,500	15,129,154	38,182,956

Other Income (Expense)
Interest income	209,994	248,705	476,306	289,666
Interest expense	-	(530,376)	-	(1,145,456)

Net Other Income (Expense)	209,994	(281,671)	476,306	(855,790)

Income Before Provision for Income Taxes	22,912,448	39,356,110	33,177,007	68,432,927

Provision for Deferred Income Taxes	(8,476,382)	(14,561,761)	(12,275,493)	(25,320,183)

Net Income	$14,436,066	$24,794,349	$20,901,514	$43,112,744

Basic Net Income Per Common Share	0.38	0.69	0.55	1.22
Diluted Net Income Per Common Share	0.37	0.67	0.54	1.18

Other Comprehensive Income (Loss)
Realized loss (gain) on hedge derivative contract settlements reclassified from other comprehensive loss (income), net of tax	(7,306,238)	1,154,450	(10,222,546)	2,009,640
Change in unrealized deferred hedging gains (losses), net of tax	(44,281)	(3,604,271)	(34,336)	(4,843,580)

Total Comprehensive Income	$7,085,547	$22,344,528	$10,644,632	$40,278,804

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Six Months Ended June 30,	2009	2008

Cash Flows From Operating Activities
Net income	$20,901,514	$43,112,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	14,640,505	13,714,723
Provision for income taxes	12,275,493	25,320,183
Stock based compensation	2,549,939	3,249,717
Accretion of asset retirement obligation	191,690	142,617
Changes in assets and liabilities:
Accounts, joint interest and oil derivative receivables	1,521,969	(609,124)
Other changes in deferred income taxes	-	(540,000)
Prepaid expenses	104,159	(279,098)
Accounts payable and accrued liabilities	(2,200,528)	3,226,633

Net Cash Provided by Operating Activities	49,984,741	87,338,395

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(38,379,028)	(89,000,997)
Purchase of inventory for property development	(2,796,336)	(1,153,515)
Purchase of buildings, drilling rigs & equipment	(364,878)	-

Net Cash Used in Investing Activities	(41,540,242)	(90,154,512)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	-	116,149,336
Proceeds from exercise of warrants	406,327	57,557
Proceeds from exercise of options	715,340	2,457,860
Proceeds from issuance of notes payable	-	11,000,000
Payment of notes payable	-	(46,000,000)

Net Cash Provided by Financing Activities	1,121,667	83,664,753

Net Increase in Cash	9,566,166	80,848,636

Cash at Beginning of Period	58,489,574	5,213,459

Cash at End of Period	$68,055,740	$86,062,095

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$540,000
Cash paid for interest	-	1,280,122

Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	343,874	676,797
Depreciation on drilling rigs capitalized as oil and gas properties	232,529	319,784
Use of inventory in property development	3,507,037	-

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted. The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2008. The financial position and results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Fair Values of Financial Instruments – The carrying amounts reported in the balance sheets for joint interest billings receivable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable and long-term debt approximate fair value because the underlying instruments are at interest rates which approximate current market rates. The fair value estimates for oil derivatives are derived from published market prices for the underlying commodities to determine discounted expected future cash flows as of the date of the estimate. See Note 8—Derivative Instruments.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Major Customer – The Company has cash in excess of federally insured limits at June 30, 2009. During the six months ended June 30, 2009, sales to two customers represented 76% and 12%, respectively, of oil and gas revenues. At June 30, 2009, these customers made up 74% and 16%, respectively, of accounts receivable.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and six months ended June 30, 2009 was $7,409,024 and $14,640,505, respectively, based on depletion at the rate of $12.99 per barrel of oil equivalent compared to $7,574,790 and $13,714,723, respectively, for the three and six months ended June 30, 2008, based on depletion at the rate of $12.65 per barrel of oil equivalent. These amounts include $74,250 and $147,524 of depreciation for the three and six months ended June 30, 2009, respectively, compared to $60,013 and $109,704 of depreciation for the three and six months ended June 30, 2008, respectively.

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

Drilling Rigs – Drilling rigs are valued at historical cost adjusted for impairment loss less accumulated depreciation. Historical costs include all direct costs associated with the acquisition of drilling rigs and placing them in service. Drilling rigs are depreciated over 10 years and the depreciation is capitalized as part of oil and gas properties subject to amortization. For the three and six months ended June 30, 2009 the Company had depreciation of $121,854 and $232,529, respectively, on the Company owned drilling rigs, compared to $160,597 and $319,784 for the three and six months ended June 30, 2008. At the first of 2009, the Company discontinued use of one of the two Company owned rigs and prepared it for storage. This Company owned drilling rig was put back into operations in late June 2009. Because the rig was not in use during the three or six months ended June 30, 2009, no depreciation was calculated on that rig. Because it has been placed back into service, depreciation will begin in July 2009.

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

Inventory for Property Development – Inventories consist primarily of tubular goods used in development and are stated at the lower of specific cost of each inventory item or market value.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The Company will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We are currently in the process of evaluating the new requirements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”) which establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this Statement, all then-existing non-SEC accounting and reporting standards are superseded, except as noted within the SFAS 168. Concurrently, all nongrandfathered, non-SEC accounting literature not included in the Codification is deemed non-authoritative with some exceptions as noted within the literature. We do not anticipate that this pronouncement will have a material impact on our results of operations or financial position.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

New Accounting Pronouncements – In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (collectively, “FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments.  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  The FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods. Under FSP FAS 107-1, the Company will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods.  In addition, the Company will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position.  FSP FAS 107-1 is effective for periods ending after June 15, 2009 and the adoption did not have a material impact on our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. We adopted SFAS 165 beginning June 30, 2009 and the adoption did not have a material impact on our financial position or results of operations. The date through which subsequent events have been evaluated is August 6, 2009, the date on which we filed our Form 10-Q with the Securities and Exchange Commission.

NOTE 2 – EARNINGS PER SHARE INFORMATION

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net Income	$14,436,066	$24,794,349	$20,901,514	$43,112,744

Basic Weighted-Average Common Shares Outstanding	38,246,241	35,865,694	38,228,314	35,379,132
Effect of dilutive securities
Warrants	125,772	230,505	129,753	231,585
Stock options	558,357	878,780	502,278	1,075,456

Diluted Weighted-Average Common Shares Outstanding	38,930,370	36,974,979	38,860,345	36,686,173

Basic Income Per Common Share
Net income	0.38	0.69	0.55	1.22

Diluted Income Per Common Share
Net Income	0.37	0.67	0.54	1.18

For the three and six months ended June 30, 2009, 700,000 stock options were not included in the computation of diluted income per share as their effects are anti-dilutive.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 3 – NOTES PAYABLE

Credit facility – Effective as of June 30, 2009, the Company entered into a new agreement that provides for a credit facility of $150 million with a borrowing base of $75 million with the structure in place to increase that borrowing base an additional $75 million. The new facility has an interest rate grid with a range of LIBOR plus 2.25% to 3.25%, depending upon our level of utilization of the credit facility with the total interest rate to be charged being no less than 4.00%. As of June 30, 2009, we were in compliance with all covenants and did not have any amount outstanding under this credit facility.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled. The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended June 30, 2009 is as follows:

Balance, January 1, 2009	$5,066,348
Liabilities incurred	343,874
Accretion expense	191,690

Balance, June 30, 2009	$5,601,912

NOTE 5 – STOCKHOLDERS’ EQUITY

Warrants exercised – During the six months ended June 30, 2009, the Company issued 95,364 shares of common stock from the exercise of warrants. Of these warrants, 30,114 had an exercise price of $3.74 per share and 65,250 had an exercise price of $4.50 per share, for total proceeds of $406,327.

Options exercised – During the six months ended June 30, 2009, the Company issued 47,000 shares of common stock from the exercise of options for proceeds of $715,340. Of these options, 20,000 had an exercise price of $4.15 per share and 27,000 had an exercise price of $23.42 per share.

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for stock based awards during the three and six months ended June 30, 2009 was $1,220,622 and $2,549,939, respectively, as compared to $1,488,905 and $3,249,717 for the three and six months ended June 30, 2008, respectively, and is included in general and administrative expense in the accompanying financial statements.

The Company did not grant any nonqualified stock options to directors and employees during the three or six months ended June 30, 2009. Additionally, there were no forfeitures during the three or six months ended June 30, 2009. However, a total of 47,000 options were exercised to purchase shares. Of the 47,000 shares, 20,000 had an exercise price of $4.15 per share and 27,000 had an exercise price of $23.42 per share. A summary of the status of the stock options as of June 30, 2009 is as follows:

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

	Options	Weighted-Average Exercise Price

Outstanding at December 31, 2008	2,252,000	$22.12
Exercised	(47,000)	$15.22

Outstanding at June 30, 2009	2,205,000	22.26

Exercisable at June 30, 2009	795,000	$13.51

As of June 30, 2009, there was approximately $6,911,433 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.31 years. The aggregate intrinsic value of options expected to vest at June 30, 2009 was $22,382,406. The aggregate intrinsic value of options exercisable at June 30, 2009 was $15,383,800. The intrinsic value is based on a June 30, 2009 closing price of the Company’s common stock of $31.85. The 47,000 options exercised during the six months ended June 30, 2009 had an intrinsic value of $903,420 on the dates of exercise.

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

NOTE 8 – DERIVATIVE INSTRUMENTS

The Company uses commodity–based derivative contracts to manage exposures to commodity price fluctuations. The Company does not enter into these arrangements for speculative or trading purposes. These contracts consist of costless collars. The Company does not utilize complex derivatives such as swaptions, knockouts or extendable swaps. During the three months ended June 30, 2009, the Company monetized a costless collar for 1,000 barrels of oil per day for the period June 2009 through December 2009 with a floor of $100 and a ceiling of $197, thereby eliminating that hedge. At June 30, 2009, the Company had one costless collar contract covering 552,000 barrels of oil at floor and cap prices of $50.00 to $72.60 per barrel, respectively. The fair value, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract prices and the reference price, on June 30, 2009, was an unrealized loss, net of tax, of $14,760. The contract expires monthly through December 2009.

The following table sets forth our derivative volumes as of June 30, 2009:

Commodity	Remaining Period	Volume	Floor	Ceiling
WTI Crude Oil	July 2009 - December 2009	552,000	$ 50.00	$ 72.60

Under SFAS No. 133, every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying estimated market price at the determination date. Changes in the fair value of effective cash flow hedges are recorded as a component of “Accumulated other comprehensive income (loss),” (“AOCI”) which is later transferred to earnings when the underlying physical transaction occurs. As of June 30, 2009, an unrealized loss on derivative, net of tax, of $14,760 was recorded in AOCI. This loss is expected to be reclassified into earnings during 2009. The actual reclassification to earnings will be based on market prices at the contract settlement date.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

For those derivative instruments that qualify for hedge accounting, settled transaction gains and losses are determined monthly, and are included in the operating section of our income statement as “Realized loss (gain) on oil derivatives” in the period the hedged production is sold. During the three months ended June 30, 2009, the Company monetized an existing costless collar, resulting in our realizing a gain during the period of $7,992,900, part of which would not have been realized until later in 2009. As a result of this monetization, our realized gain on oil derivatives includes $10.8 million and $15.9 million of gains in the three and six months ended June 30, 2009, respectively, compared to losses of $4.0 million and $5.5 million in the three and six months ended June 30, 2008. Any ineffectiveness associated with these hedges would be reflected in the income statement caption called “Derivative fair value income (loss).” Our hedging contracts are all fully effective.

To designate a derivative as a cash flow hedge, the Company documents at the hedge’s inception our assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. The ineffective portion of the hedge is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. If, during the derivative’s term, the Company determines the hedge is no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings as realized gain or loss on oil derivatives when the underlying transaction occurs. If it is determined that the designated hedge transaction is not probable to occur, any unrealized gains or losses are recognized immediately in the statement of operations as a “Derivative fair value income or loss.” Our hedges are considered to be effective and therefore no amounts have been recorded for ineffectiveness.

Derivative Fair Value Income (Loss)

The following table presents information about the components of derivative fair value income (loss) in the three months ended June 30, 2009 and 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Realized loss (gain) on oil derivatives	(10,758,797)	3,958,099	(15,870,007)	5,546,539

The combined fair value of derivatives included in our consolidated balance sheets as of June 30, 2009 and December 31, 2008 is summarized below. The Company conducts derivative activities with one corporation. The Company believes this corporation is an acceptable credit risk. The credit worthiness of our counterparty is subject to periodic review.

	June 30, 2009	December 31, 2008

Derivative assets, crude oil collars	$-	$16,210,478
Derivative liabilities, crude oil collars	$70,287	$-

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

The Company adopted SFAS No. 161 at the beginning of the first quarter of 2009 and the expanded disclosures required by SFAS No. 161. The Company does not have any derivatives that do not qualify for hedge accounting. The table below provides data about the carrying values of derivatives that qualify for hedge accounting:

	June 30, 2009			December 31, 2008

	Asset Carrying value	(Liabilities) Carrying value	Net Carrying value	Asset Carrying value	(Liabilities) Carrying value	Net Carrying value

Derivative that qualify as cash flow hedge accounting Collars	-	70,287	-	16,210,478	-	16,210,478

The tables below provides data about the amount of gains and losses related to cash flow derivatives that qualify for hedge accounting included in the balance sheet caption “Accumulated other comprehensive income” (AOCI) and in our statement of operations:

	Amount of Gain/(Loss) recognized in AOCI		Amount of Gain/(Loss) reclassified from AOCI to Operations

	As of June 30,		Six Months ended June 30,

	2009	2008	2009	2008

Collar	$(70,287)	$8,944,805	$16,226,263	$(3,189,905)
Income taxes	26,006	(3,309,578)	(6,003,717)	1,180,265

Total	$(44,281)	$5,635,227	$10,222,546	$(2,009,640)

NOTE 9 – FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements (SFAS 157), establishes a framework for fair value measurements in the financial statements by providing a definition of fair value, provides guidance on the methods used to estimate fair value and expands disclosures about fair value measurements. On January 1, 2008, the Company applied SFAS 157 for its assets and liabilities that are measured at fair value on a recurring basis, primarily our costless collars. The initial adoption of SFAS 157 had no material impact on the Company’s Consolidated Financial Statements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, permitting entities to delay application of SFAS 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Beginning January 1, 2009, the Company applied SFAS 157 fair value requirements to non-financial assets and non-financial liabilities that are not recognized or disclosed on a recurring basis. SFAS 157 requires two distinct transition approaches: (1) cumulative-effect adjustment to beginning retained earnings for certain financial instrument transactions and (2) prospectively as of the date of adoption through earnings or other comprehensive income, as applicable for all other instruments. Upon adopting SFAS 157, the Company applied a prospective transition as it did not have financial instrument transactions that required a cumulative-effect adjustment to beginning retained earnings.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The following table sets forth by level within the fair value hierarchy the Company’s liability that is measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2009 Using:

	Quoted Prices in Active Markets for Identical Liabilities: (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):

$50 - $72.60 Costless collar	$-	$70,287	$-	$70,287

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company entered into an agreement for zero-cost collars on a portion of gas production, equal to 5,000 net MMBTU of gas per day, beginning in January 2010 and continuing through December 2010. Under the collar agreements, the floor price is $4.00 and the ceiling price is $7.87 based on the El Paso Permian index price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended June 30, 2009

Oil and natural gas sales. For the three months ended June 30, 2009, oil and natural gas sales revenue decreased $34,552,586 to $27,636,695, compared to $62,159,281 for the same period during 2008. Oil sales decreased $31,435,315 and natural gas sales decreased $3,087,271. The decreases were the result of significantly lower oil and gas prices between periods and lower oil production. For the three months ended June 30, 2009, oil sales volume decreased 15,939 barrels to 461,491 barrels, compared to 477,430 barrels for the same period in 2008. The average realized per barrel oil price decreased 54% from $119.23 for the three months ended June 30, 2008 to $55.23 for the three months ended June 30, 2009. For the three months ended June 30, 2009, gas sales volume increased 30,962 thousand cubic feet (MCF) to 517,289 MCF, compared to 486,327 MCF for the same period in 2008. The average realized natural gas price per MCF decreased 61% from $10.77 for the three months ended June 30, 2008 to $4.16 for the three months ended June 30, 2009.

Oil and gas production costs. Our lease operating expenses (LOE) decreased from $4,277,676 or $7.66 per barrel of oil equivalent (BOE) for the three months ended June 30, 2008 to $3,271,063 or $5.97 per BOE for the three months ended June 30, 2009. The decreases in total LOE and the per BOE amounts were the result of lower costs for services and equipment.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended June 30, 2008 and remained steady at 5% for the three months ended June 30, 2009. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense decreased by $165,766 to $7,409,024 for the three months ended June 30, 2009, compared to the same period in 2008. The decrease was primarily a result of slightly lower production volume partially offset by an increase in the average depletion rate from $12.65 per BOE during the three months ended June 30, 2008 to $12.99 per BOE during the three months ended June 30, 2009. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses decreased by $188,795 to $3,464,110 for the three months ended June 30, 2009, compared to the same period in 2008. The decrease was primarily the result of a decrease in stock-based compensation expense from $1,488,905 for the three months ended June 30, 2008 to $1,220,622 for the three months ended June 30, 2009.

Interest income. Interest income was $209,994 for the three months ended June 30, 2009, compared to $248,705 for the three months ended June 30, 2008. The decrease was due to lower interest rates in 2009.

Interest expense. Interest expense was zero for the three months ended June 30, 2009, compared to $530,376 for the three months ended June 30, 2008. The decrease was due to no amounts being outstanding on our credit facility during the three months ended June 30, 2009 while there were amounts outstanding on our credit facility during the three months ended June 30, 2008.

Income tax expense. Our effective tax rate was 37% during the three months ended June 30, 2008 and remained steady at 37% for the three months ended June 30, 2009.

Net income. Net income decreased from $24,794,349 for the three months ended June 30, 2008 to $14,436,066 for the same period in 2009. The primary reason for this decrease is the lower commodity prices between periods.

Results of Operations – For the Six Months Ended June 30, 2009

Oil and natural gas sales. For the six months ended June 30, 2009, oil and natural gas sales revenue decreased $59,641,818 to $47,829,855, compared to $107,471,673 for the same period during 2008. Oil sales decreased $55,112,995 and natural gas sales decreased $4,528,823. The decreases were the result of significantly lower oil and gas prices between periods partially offset by higher production. For the six months ended June 30, 2009, oil sales volume increased 20,254 barrels to 950,740 barrels, compared to 930,486 barrels for the same period in 2008. The average realized per barrel oil price decreased 57% from $106.02 for the six months ended June 30, 2008 to $45.79 for the six months ended June 30, 2009. For the six months ended June 30, 2009, gas sales volume increased 119,871 thousand cubic feet (MCF) to 990,112 MCF, compared to 870,241 MCF for the same period in 2008. The average realized natural gas price per MCF decreased 57% from $10.14 for the six months ended June 30, 2008 to $4.34 for the six months ended June 30, 2009.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $7,189,601 or $6.68 per barrel of oil equivalent (BOE) for the six months ended June 30, 2008 to $7,477,847 or $6.70 per BOE for the three months ended June 30, 2009. The increases in total LOE was the result of variations in costs for services and equipment between periods.

Production taxes. Production taxes as a percentage of oil and natural gas sales were 5% during the six months ended June 30, 2008 and remained steady at 5% for the six months ended June 30, 2009. Production taxes vary from state to state. Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $925,782 to $14,640,505 for the six months ended June 30, 2009, compared to the same period in 2008. The increase was primarily a result of higher production volume and an increase in the average depletion rate from $12.65 per BOE during the six months ended June 30, 2008 to $12.99 per BOE during the six months ended June 30, 2009. The increased depletion rate was the result of increased capitalized costs and development costs.

General and administrative expenses. General and administrative expenses decreased by $137,009 to $6,138,879 for the six months ended June 30, 2009, compared to the same period in 2008. The decrease was primarily the result of a decrease in stock-based compensation expense from $3,249,717 for the six months ended June 30, 2008 to $2,549,939 for the six months ended June 30, 2009 partially offset by higher overall compensation expense between periods.

Interest income. Interest income was $476,306 for the six months ended June 30, 2009, compared to $289,666 for the six months ended June 30, 2008. The increase was due to higher cash balances between periods partially offset by lower interest rates in 2009.

Interest expense. Interest expense was zero for the six months ended June 30, 2009, compared to $1,145,456 for the six months ended June 30, 2008. The decrease was due to no amounts being outstanding on our credit facility during the six months ended June 30, 2009 while there were amounts outstanding on our credit facility during the six months ended June 30, 2008.

Income tax expense. Our effective tax rate was 37% during the six months ended June 30, 2008 and remained steady at 37% for the six months ended June 30, 2009.

Net income. Net income decreased from $43,112,744 for the six months ended June 30, 2008 to $20,901,514 for the same period in 2009. The primary reason for this decrease is the lower commodity prices between periods.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL

	Net Production Volume		Net Revenue
Texas Leases	825,317	BBLS	$37,783,095
Oklahoma Leases	16,000	BBLS	$774,635
New Mexico Leases	109,423	BBLS	$4,976,755

GAS

	Net Production Volume		Net Revenue
Texas Leases	745,165	MCF	$3,319,624
Oklahoma Leases	7,975	MCF	$23,624
New Mexico Leases	164,829	MCF	$756,934
Kansas Leases	72,143	MCF	$195,188

Significant Subsequent Events occurring after June 30, 2009:

Subsequent to June 30, 2009, the Company entered into an agreement for zero-cost collars on a portion of gas production, equal to 5,000 net MMBTU of gas per day, beginning in January 2010 and continuing through December 2010. Under the collar agreements, the floor price is $4.00 and the ceiling price is $7.87 based on the El Paso Permian index price.

Capital Resources and Liquidity

As shown in the financial statements for the six months ended June 30, 2009, the Company had cash on hand of $68,055,740, compared to $58,489,574 as of December 31, 2008. The Company had net cash provided by operating activities for the six months ended June 30, 2009 of $49,984,741, compared to $87,338,395 for the same period 2008. Other significant sources of cash inflow include proceeds from option and warrant exercises of $1,121,667 and $2,515,417 for 2009 and 2008, respectively, and proceeds from issuance of common stock of $116,149,336 and $11,000,000 drawn down on the Company’s credit facility in 2008. The most significant cash outflows during the six months ended June 30, 2009 and 2008 were capital expenditures of $41,540,242 and $90,154,512, respectively, and $46,000,000 payment on notes payable in 2008.

Effective as of June 30, 2009, we entered into a new agreement that provides for a credit facility of $150 million with a borrowing base of $75 million with the structure in place to increase that borrowing base an additional $75 million. The new facility has an interest rate grid with a range of LIBOR plus 2.25% to 3.25%, depending upon our level of utilization of the credit facility with the total interest rate to be charged being no less than 4.00%. As of June 30, 2009, we were in compliance with all covenants and did not have any amount outstanding under this credit facility.

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

In 2008 and 2009 the Company entered into a derivative contract in order to manage the commodity price risk for a portion of production through 2009. The Company’s current derivative contract is a costless collar. A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.” The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price. The following is information relating to the Company’s collar position as of June 30, 2009.

Commodity	Remaining Period	Volume	Floor	Ceiling
WTI Crude Oil	July 2009 - December 2009	552,000	$ 50.00	$ 72.60

The change in fair value of the oil hedging contract in place at June 30, 2009, resulted in a decrease in the asset of $16,210,478, to zero and an increase in the liability from zero to $70,287. The after tax impact of the change in the fair value of the hedge of $44,281 is reflected in other comprehensive loss. During the three months ended June 30, 2009, the Company monetized an existing costless collar, resulting in a larger decrease in the asset as the gain on that hedge was realized during the three months ended, rather than over the remaining life of the hedge, running through December 2009. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in other comprehensive income until the hedged item is recognized in earnings. Any change in fair value from ineffectiveness is recognized currently in unrealized derivative gain or loss in the consolidated statements of operations.

Cash settlements of cash flow hedges are recorded as a gain on derivatives in the operating section of the Company’s statement of operations. During the three months ended June 30, 2009, the Company monetized an existing costless collar, resulting in our realizing a gain during the period of $7,992,900, part of which would not have been realized until later in 2009. As a result of this monetization, our statement of operations for the three and six months ended June 31, 2009 include gain on derivative instrument of $10,758,797 and $15,870,007, respectively, as compared to a loss of $3,958,099 and $5,546,539 for the three and six months ended June 30, 2008, respectively.

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: August 6, 2009	By: /s/ Phillip W. Terry
Phillip W. Terry
President, Chief Executive Officer

Dated: August 6, 2009	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer