Form 10-Q
period 2009-09-30
ARENA RESOURCES INC
filed 2009-11-04
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

(918) 747-6060
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.    [X]   Yes    [   ]    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 [   ]    Yes       [   ]    No       [X]    Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
[   ]   Yes       [X]   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

As of November 3, 2009, the Company had outstanding 38,423,789 shares of common stock ($0.001 par value).

INDEX

Arena Resources, Inc.
For the Quarter Ended September 30, 2009

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

ARENA RESOURCES, INC.
CONDENSED BALANCE SHEETS
(UNAUDITED)
	September 30,	December 31,
	2009	2008

ASSETS
Current Assets
Cash	$67,779,486	$58,489,574
Accounts receivable	12,716,863	8,637,308
Joint interest billing receivable	2,352,537	2,836,948
Receivable from oil derivative	-	2,508,396
Fair value of oil derivative	-	16,210,478
Prepaid expenses	1,554,886	847,433

Total Current Assets	84,403,772	89,530,137

Property and Equipment
Oil and gas properties subject to amortization	620,132,699	548,714,235
Inventory for property development	1,015,769	1,670,067
Drilling rigs	7,235,008	6,899,433
Land, buildings, equipment and leasehold improvements	5,828,348	5,799,045
Total Property and Equipment	634,211,824	563,082,780
Less: Accumulated depreciation and amortization	(84,971,991)	(60,928,142)

Net Property and Equipment	549,239,833	502,154,638

Total Assets	$633,643,605	$591,684,775

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$11,057,376	$12,877,084
Deferred income taxes	-	6,046,508
Accrued liabilities	1,782,036	865,955

Total Current Liabilities	12,839,412	19,789,547

Long-Term Liabilities
Asset retirement liability	6,091,856	5,066,348
Deferred income taxes	103,901,036	84,533,419

Total Long-Term Liabilities	109,992,892	89,599,767

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
38,423,789 shares and 38,210,187 shares outstanding, respectively	38,424	38,210
Additional paid-in capital	324,415,070	318,701,383
Retained earnings	186,357,807	153,343,267
Accumulated other comprehensive income (loss)	-	10,212,601

Total Stockholders' Equity	510,811,301	482,295,461

Total Liabilities and Stockholders' Equity	$633,643,605	$591,684,775

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Oil and Gas Revenues	$36,060,878	$68,412,686	$83,890,733	$175,884,359

Costs and Operating Expenses
Oil and gas production costs	3,137,035	5,790,236	10,614,882	12,979,837
Oil and gas production taxes	1,904,924	3,629,326	4,455,164	8,942,914
Realized loss (gain) on oil derivatives	-	3,462,283	(15,870,007)	9,008,822
Depreciation, depletion and amortization	8,994,389	9,841,972	23,634,894	23,556,695
Accretion expense	102,499	79,502	294,189	222,119
General and administrative expense	2,967,852	3,420,589	9,106,731	9,696,477

Total Costs and Operating Expenses	17,106,699	26,223,908	32,235,853	64,406,864

Other Income (Expense)
Interest income	202,340	546,089	678,646	835,755
Interest expense	-	-	-	(1,145,456)

Net Other Income (Expense)	202,340	546,089	678,646	(309,701)

Income Before Provision for Income Taxes	19,156,519	42,734,867	52,333,526	111,167,794

Provision for Deferred Income Taxes	(7,043,493)	(15,811,901)	(19,318,986)	(41,132,084)

Net Income	$12,113,026	$26,922,966	$33,014,540	$70,035,710

Basic Net Income Per Common Share	$0.32	$0.71	$0.86	$1.93
Diluted Net Income Per Common Share	0.31	0.69	0.85	1.87

Other Comprehensive Income (Loss)
Net income	$12,113,026	$26,922,966	$33,014,540	$70,035,710
Realized loss (gain) on hedge derivative contract
settlements reclassified from other comprehensive
loss (income), net of tax	-	4,940,665	(10,222,546)	6,950,305
Change in unrealized deferred hedging gains
(losses), net of tax	44,281	2,863,848	9,945	(1,979,521)

Total Comprehensive Income	$12,157,307	$34,727,479	$22,801,939	$75,006,494

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Nine Months Ended September 30,	2009	2008

Cash Flows From Operating Activities
Net income	$33,014,540	$70,035,710
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	23,634,894	23,556,695
Provision for income taxes	19,318,986	41,132,084
Stock based compensation	3,648,020	5,095,580
Accretion of asset retirement obligation	294,189	222,119
Changes in assets and liabilities:
Accounts, joint interest and oil derivative receivable	(1,086,748)	388,103
Income taxes payable	-	(612,480)
Prepaid expenses	(707,453)	(732,837)
Accounts payable and accrued liabilities	(903,627)	3,373,813

Net Cash Provided by Operating Activities	77,212,801	142,458,787

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(65,362,425)	(151,469,679)
Purchase of inventory for property development	(4,261,467)	(1,392,728)
Purchase of buildings, drilling rigs & equipment	(364,878)	(1,350,237)

Net Cash Used in Investing Activities	(69,988,770)	(154,212,644)

Cash Flows From Financing Activities
Proceeds from issuance of common stock, net	-	116,130,189
Proceeds from exercise of warrants	537,341	236,179
Proceeds from exercise of options	1,528,540	4,417,260
Proceeds from issuance of notes payable	-	11,000,000
Payment of notes payable	-	(46,000,000)

Net Cash Provided by Financing Activities	2,065,881	85,783,628

Net Increase in Cash	9,289,912	74,029,771

Cash at Beginning of Period	58,489,574	5,213,459

Cash at End of Period	$67,779,486	$79,243,230

Supplemental Cash Flow Information
Cash paid for income taxes	$-	$612,480
Cash paid for interest	-	1,280,122

Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property development	731,319	1,076,648
Depreciation on drilling rigs capitalized as oil and gas properties	408,955	480,380
Use of inventory in property development	4,915,765	-

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2008.  The financial position and results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Fair Values of Financial Instruments — The carrying amounts reported in the balance sheets for joint interest billings receivable, prepaid expenses and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable and long-term debt approximate fair value because the underlying instruments are at interest rates which approximate current market rates.  The fair value estimates for oil derivatives are derived from published market prices for the underlying commodities to determine discounted expected future cash flows as of the date of the estimate. See Note 8—Derivative Instruments.

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Major Customer – The Company has cash in excess of federally insured limits at September 30, 2009.  During the nine months ended September 30, 2009, sales to two customers represented 76% and 12%, respectively, of oil and gas revenues.  At September 30, 2009, these customers made up 71% and 18%, respectively, of accounts receivable.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three and nine months ended September 30, 2009 was $8,994,389 and $23,634,894, respectively, based on depletion at the rate of $13.55 per barrel of oil equivalent compared to $9,841,972 and $23,556,695, respectively, for the three and nine months ended September 30, 2008, based on depletion at the rate of $13.81 per barrel of oil equivalent. These amounts include $74,740 and $222,263 of depreciation for the three and nine months ended September 30, 2009, respectively, compared to $55,723 and $165,427 of depreciation for the three and nine months ended September 30, 2008, respectively.

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

Drilling Rigs – Drilling rigs are valued at historical cost adjusted for impairment loss less accumulated depreciation.  Historical costs include all direct costs associated with the acquisition of drilling rigs and placing them in service.  Drilling rigs are depreciated over 10 years and the depreciation is capitalized as part of oil and gas properties subject to amortization.  For the three and nine months ended September 30, 2009 the Company had depreciation of $176,426 and $408,955, respectively, on the Company owned drilling rigs, compared to $160,597 and $480,380 for the three and nine months ended September 30, 2008.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

Recent Accounting Pronouncements – In December 2008, the SEC announced that it had approved revisions to modernize the oil and gas reserve reporting disclosures. The new disclosure requirements include provisions that:

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

The SEC is coordinating with the FASB to obtain the revision necessary to US GAAP concerning financial accounting and reporting by oil and gas producing companies and disclosures about oil and gas producing activities to provide consistency with the new rules.  During September 2009, the FASB issued an exposure draft of a proposed Accounting Standards Update, “Oil and Gas Reserves Estimation and Disclosures”. The proposed Update would amend existing standards to align the reserves calculation and disclosure requirements under US GAAP with the requirements in the SEC rules. As proposed, the Update would be effective for annual reporting periods ending on or after December 31, 2009, and would be applied prospectively as a change in estimate.

We are currently in the process of evaluating the new requirements.

In June 2009, the FASB established the FASB Accounting Standards Codification (Codification), which officially commenced July 1, 2009, to become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  Generally, the Codification is not expected to change US GAAP.  All other accounting literature excluded from the Codification will be considered nonauthoritative.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We adopted the new standards for our quarter ending September 30, 2009.  All references to authoritative accounting literature are now referenced in accordance with the Codification.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

In May 2009, the FASB issued new standards which establish the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, the new standards set forth:


the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (through the date that the financial statements are issued or are available to be issued);

	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

We adopted the new standards as of June 30, 2009. We have evaluated subsequent events after the balance sheet date of September 30, 2009 through the time of filing with the Securities and Exchange Commission (SEC) on November 4, 2009 which is the date the financial statements were issued. See Note 10 – Subsequent Events.

NOTE 2 – EARNINGS PER SHARE INFORMATION
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income	$12,113,026	$26,922,966	$33,014,540	$70,035,710
Basic Weighted-Average Common Shares Outstanding	38,385,073	37,976,326	38,281,141	36,251,182
Effect of dilutive securities
Warrants	43,972	209,236	100,626	221,063
Stock options	563,213	792,439	519,752	1,027,044
Diluted Weighted-Average Common Shares Outstanding	38,992,258	38,978,001	38,901,519	37,499,289
Basic Income Per Common Share
Net income	$0.32	$0.71	$0.86	$1.93
Diluted Income Per Common Share
Net Income	0.31	0.69	0.85	1.87

For the three and nine months ended September 30, 2009, 700,000 stock options were not included in the computation of diluted income per share as their effects are anti-dilutive.

NOTE 3 – NOTES PAYABLE

Credit facility - Effective as of June 30, 2009, the Company entered into a new agreement that provides for a credit facility of $150 million with a borrowing base of $75 million with the structure in place to increase that borrowing base an additional $75 million.  The new facility has an interest rate grid with a range of LIBOR plus 2.25% to 3.25%, depending upon our level of utilization of the credit facility with the total interest rate to be charged being no less than 4.00%.  As of September 30, 2009, we were in compliance with all covenants and did not have any amount outstanding under this credit facility.

 ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled.  The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the nine months ended September 30, 2009 is as follows:

Balance, January 1, 2009	$5,066,348
Liabilities incurred	731,319
Accretion expense	294,189
Balance, September 30, 2009	$6,091,856

NOTE 5 – STOCKHOLDERS’ EQUITY

Warrants exercised – During the nine months ended September 30, 2009, the Company issued 126,602 shares of common stock from the exercise of warrants.  Of these warrants, 42,772 had an exercise price of $3.74 per share and 83,830 had an exercise price of $4.50 per share, for total proceeds of $537,341.

Options exercised – During the nine months ended September 30, 2009, the Company issued 87,000 shares of common stock from the exercise of options for proceeds of $1,528,540.  Of these options, 20,000 had an exercise price of $4.15 per share, 20,000 had an exercise price of $13.70 per share, 27,000 had an exercise price of $23.42 per share and 20,000 had an exercise price of $26.96 per share.

NOTE 6 – EMPLOYEE STOCK OPTIONS

Compensation expense charged against income for stock based awards during the three and nine months ended September 30, 2009 was $1,098,081 and $3,648,020, respectively, as compared to $1,845,863 and $5,095,580 for the three and nine months ended September 30, 2008, respectively, and is included in general and administrative expense in the accompanying financial statements.

The Company did not grant any nonqualified stock options to directors and employees during the three or nine months ended September 30, 2009.  Additionally, there were no forfeitures during the three or nine months ended September 30, 2009.  However, a total of 87,000 options were exercised to purchase shares.  Of these options, 20,000 had an exercise price of $4.15 per share, 20,000 had an exercise price of $13.70 per share, 27,000 had an exercise price of $23.42 per share and 20,000 had an exercise price of $26.96 per share.  A summary of the status of the stock options as of September 30, 2009 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	2,252,000	$22.12
Exercised	(87,000)	$17.57

Outstanding at September 30, 2009	2,165,000	22.30

Exercisable at September 30, 2009	840,000	$15.04

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

As of September 30, 2009, there was approximately $5,813,352 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.19 years.  The aggregate intrinsic value of options expected to vest at September 30, 2009 was $30,779,450.  The aggregate intrinsic value of options exercisable at September 30, 2009 was $17,186,100.  The intrinsic value is based on a September 30, 2009 closing price of the Company’s common stock of $35.50.  The 87,000 options exercised during the nine months ended September 30, 2009 had an intrinsic value of $1,295,020 on the dates of exercise.

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

NOTE 8 – DERIVATIVE INSTRUMENTS

The Company uses commodity–based derivative contracts to manage exposures to commodity price fluctuations. The Company does not enter into these arrangements for speculative or trading purposes. These contracts consist of costless collars. The Company does not utilize complex derivatives such as swaptions, knockouts or extendable swaps. During the nine months ended September 30, 2009, the Company monetized a costless collar for 1,000 barrels of oil per day for the period June 2009 through December 2009 with a floor of $100 and a ceiling of $197, thereby eliminating that hedge.  At September 30, 2009, the Company had three costless collar contracts.  The fair value of all hedges, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract prices and the reference price, on September 30, 2009, was zero.

The following table sets forth our derivative volumes as of September 30, 2009:

Commodity	Remaining Period	Volume (Bbls)	Floor	Ceiling
WTI Crude Oil	October 2009 - December 2009	276,000	$ 50.00	$ 72.60
WTI Crude Oil	January 2010 - December 2010	730,000	$ 65.00	$ 93.00

Commodity	Remaining Period	Volume (MMBTU)	Floor	Ceiling
El Paso Permian Gas	January 2010 - December 2010	1,825,000	$ 4.00	$ 7.87

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying estimated market price at the determination date. Changes in the fair value of effective cash flow hedges are recorded as a component of “Accumulated other comprehensive income (loss),” (“AOCI”) which is later transferred to earnings when the underlying physical transaction occurs.  As of September 30, 2009, there was no unrealized gain or loss on derivative recorded in AOCI.

For those derivative instruments that qualify for hedge accounting, settled transaction gains and losses are determined monthly, and are included in the operating section of our income statement as “Realized loss (gain) on oil derivatives” in the period the hedged production is sold. During the nine months ended September 30, 2009, the Company monetized an existing costless collar, resulting in our realizing a gain during the period of $7,992,900, part of which would not have been realized until later in 2009.  As a result of this monetization, our realized gain on oil derivatives includes $0 million and $15.9 million of gains in the three and nine months ended September 30, 2009, respectively, compared to losses of $3.5 million and $9.0 million in the three and nine months ended September 30, 2008. Any ineffectiveness associated with these hedges would be reflected in the income statement caption called “Derivative fair value income (loss).” Our hedging contracts are all fully effective.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Derivative Fair Value Income (Loss)

The following table presents information about the components of derivative fair value income (loss) in the three and nine months ended September 30, 2009 and 2008:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Realized loss (gain) on oil derivatives	-	(3,462,283)	15,870,007	(9,008,822)

The combined fair value of derivatives included in our consolidated balance sheets as of September 30, 2009 and December 31, 2008 is summarized below. The Company conducts derivative activities with two corporations. The Company believes these corporations are an acceptable credit risk.  The credit worthiness of our counterparties is subject to periodic review.

	September 30, 2009	December 31, 2008
Derivative assets, crude oil collars	$-	$16,210,478
Derivative liabilities, crude oil collars	$-	$-

The Company does not have any derivatives that do not qualify for hedge accounting.  The table below provides data about the carrying values of derivatives that qualify for hedge accounting:

	September 30, 2009			December 31, 2008
	Asset Carrying value	(Liabilities) Carrying value	Net Carrying value	Asset Carrying value	(Liabilities) Carrying value	Net Carrying value

Derivative that qualify for cash flow hedge accounting
Collars	-	-	-	16,210,478	-	16,210,478

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

The tables below provides data about the amount of gains and losses related to cash flow derivatives that qualify for hedge accounting included in the balance sheet caption “Accumulated other comprehensive income” (AOCI) and in our statement of operations:

	Amount of Gain/(Loss) recognized in AOCI		Amount of Gain/(Loss) reclassified from AOCI to Operations
			Nine Months ended
	As of September 30,		September 30,
	2009	2008	2009	2008
Collar	$-	$4,545,791	$16,226,263	$(11,032,230)
Income taxes	44,281	(1,681,943)	(6,003,717)	4,081,925
Total	$44,281	$2,863,848	$10,222,546	$(6,950,305)

NOTE 9 – FAIR VALUE MEASUREMENTS

The FASB’s fair value measurement standards establish a single authoritative definition of fair value based upon the assumptions market participants would use when pricing and asset or liability and create a fair value hierarchy that prioritizes the information used to develop those assumptions.  The standards require additional disclosures, including disclosures of fair value measurements by level within the fair value hierarchy. As of January 1, 2008, we adopted the new standards as they related to our financial assets and liabilities. The initial adoption of the FASB’s new fair value measurement standards had no material impact on the Company’s Consolidated Financial Statements   As of January 1, 2009, we adopted the new standards as they related to our nonfinancial assets and liabilities, including nonfinancial assets and liabilities measured at fair value in a business combination; impaired property, plant and equipment; goodwill impairment assessments; and initial recognition of asset retirement obligations.  Upon adopting the new fair value measurement standards, the Company applied a prospective transition as it did not have financial instrument transactions that required a cumulative-effect adjustment to beginning retained earnings.

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

Generally accepted accounting principals establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company’s fair value balances are based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

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
SEPTEMBER 30, 2009

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

The following table sets forth by level within the fair value hierarchy the Company’s liability that is measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2009 Using:
	Quoted Prices in Active Markets for Identical Liabilities: (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):

2009 - $50 - $72.60 oil hedge	$-	$-	$-	$-
2010 - $65 - $93 oil hedge	-	-	-	-

2010 - $4 - 7.87 gas hedge	-	-	-	-

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Company entered into an agreement for zero-cost collars on a portion of oil production, equal to 1,000 barrels of oil per day, beginning in January 2010 and continuing through December 2010.  Under the collar agreements, the floor price is $70.00 and the ceiling price is $92.85 based on the WTI index price.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended September 30, 2009

Oil and natural gas sales.  For the three months ended September 30, 2009, oil and natural gas sales revenue decreased $32,351,808 to $36,060,878, compared to $68,412,686 for the same period during 2008.  Oil sales decreased $28,153,050 and natural gas sales decreased $4,198,758.  The decreases were the result of significantly lower oil and gas prices between periods and lower oil production.  For the three months ended September 30, 2009, oil sales volume decreased 16,940 barrels to 511,104 barrels, compared to 528,044 barrels for the same period in 2008.  The average realized per barrel oil price decreased 44% from $115.41 for the three months ended September 30, 2008 to $64.16 for the three months ended September 30, 2009.  For the three months ended September 30, 2009, gas sales volume increased 64,283 thousand cubic feet (MCF) to 609,030 MCF, compared to 544,746 MCF for the same period in 2008.  The average realized natural gas price per MCF decreased 61% from $13.71 for the three months ended September 30, 2008 to $5.37 for the three months ended September 30, 2009.

Oil and gas production costs. Our lease operating expenses (LOE) decreased from $5,790,236 or $9.36 per barrel of oil equivalent (BOE) for the three months ended September 30, 2008 to $3,137,035 or $5.12 per BOE for the three months ended September 30, 2009.  The decreases in total LOE and on a per BOE basis were the result of lower costs for services and equipment.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended September 30, 2008 and remained steady at 5% for the three months ended September 30, 2009.  Production taxes vary from state to state.  Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense decreased by $847,583 to $8,994,389 for the three months ended September 30, 2009, compared to the same period in 2008. The decrease was primarily a result of slightly lower production volume and a decrease in the average depletion rate from $13.81 per BOE during the three months ended September 30, 2008 to $13.55 per BOE during the three months ended September 30, 2009.

General and administrative expenses.  General and administrative expenses decreased by $452,737 to $2,967,852 for the three months ended September 30, 2009, compared to the same period in 2008.  The decrease was primarily the result of a decrease in stock-based compensation expense from $1,845,863 for the three months ended September 30, 2008 to $1,098,081 for the three months ended September 30, 2009 partially offset by higher overall compensation expense between periods.

Interest income. Interest income was $202,340 for the three months ended September 30, 2009, compared to $546,089 for the three months ended September 30, 2008.  The decrease was due to lower interest rates and a lower cash balance in 2009.

Income tax expense.  Our effective tax rate was 37% during the three months ended September 30, 2008 and remained steady at 37% for the three months ended September 30, 2009.

Net income. Net income decreased from $26,922,966 for the three months ended September 30, 2008 to $12,113,026 for the same period in 2009. The primary reason for this decrease is the lower commodity prices between periods.

Results of Operations – For the Nine Months Ended September 30, 2009

Oil and natural gas sales.  For the nine months ended September 30, 2009, oil and natural gas sales revenue decreased $91,993,626 to $83,890,733, compared to $175,884,359 for the same period during 2008.  Oil sales decreased $83,266,046 and natural gas sales decreased $8,727,580.  The decreases were the result of significantly lower oil and gas prices between periods partially offset by higher production.  For the nine months ended September 30, 2009, oil sales volume increased 3,314 barrels to 1,461,844 barrels, compared to 1,458,530 barrels for the same period in 2008.  The average realized per barrel oil price decreased 52% from $109.42 for the nine months ended September 30, 2008 to $52.21 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2009, gas sales volume increased 184,155 thousand cubic feet (MCF) to 1,599,142 MCF, compared to 1,414,987 MCF for the same period in 2008.  The average realized natural gas price per MCF decreased 59% from $11.51 for the nine months ended September 30, 2008 to $4.73 for the nine months ended September 30, 2009.

Oil and gas production costs. Our lease operating expenses (LOE) decreased from $12,979,837 or $7.66 per barrel of oil equivalent (BOE) for the nine months ended September 30, 2008 to $10,614,882 or $6.14 per BOE for the nine months ended September 30, 2009.  The decrease in total LOE was the result of variations in costs for services and equipment between periods.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the nine months ended September 30, 2008 and remained steady at 5% for the nine months ended September 30, 2009.  Production taxes vary from state to state.  Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $78,199 to $23,634,894 for the nine months ended September 30, 2009, compared to the same period in 2008. The increase was primarily a result of higher production volume, partially offset by a decrease in the average depletion rate from $13.81 per BOE during the nine months ended September 30, 2008 to $13.55 per BOE during the nine months ended September 30, 2009.

General and administrative expenses.  General and administrative expenses decreased by $589,746 to $9,106,731 for the nine months ended September 30, 2009, compared to the same period in 2008.  The decrease was primarily the result of a decrease in stock-based compensation expense from $5,095,580 for the nine months ended September 30, 2008 to $3,648,020 for the nine months ended September 30, 2009 partially offset by higher overall compensation expense between periods.

Interest income. Interest income was $678,646 for the nine months ended September 30, 2009, compared to $835,755 for the nine months ended September 30, 2008.  The decrease was due to lower interest rates and a lower cash balance in 2009.

Interest expense. Interest expense was zero for the nine months ended September 30, 2009, compared to $1,145,456 for the nine months ended September 30, 2008.  The decrease was due to no amounts being outstanding on our credit facility during the nine months ended September 30, 2009 while there were amounts outstanding on our credit facility during the nine months ended September 30, 2008.

Income tax expense.  Our effective tax rate was 37% during the nine months ended September 30, 2008 and remained steady at 37% for the nine months ended September 30, 2009.

Net income. Net income decreased from $70,035,710 for the nine months ended September 30, 2008 to $33,014,540 for the same period in 2009. The primary reason for this decrease is the lower commodity prices between periods.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL
	Net Production Volume	Net Revenue
Texas Leases	1,276,351 BBLS	$ 66,657,204
Oklahoma Leases	28,248 BBLS	$ 1,565,549
New Mexico Leases	157,245 BBLS	$ 8,102,127

 GAS
	Net Production Volume	Net Revenue
Texas Leases	1,232,259 MCF	$ 6,030,302
Oklahoma Leases	14,468 MCF	$ 43,201
New Mexico Leases	243,586 MCF	$ 1,207,858
Kansas Leases	108,829 MCF	$ 284,492

Significant Subsequent Events occurring after September 30, 2009:

Subsequent to September 30, 2009, the Company entered into an agreement for zero-cost collars on a portion of oil production, equal to 1,000 barrels of oil per day, beginning in January 2010 and continuing through December 2010.  Under the collar agreements, the floor price is $70.00 and the ceiling price is $92.85 based on the WTI index price.

Capital Resources and Liquidity

As shown in the financial statements for the nine months ended September 30, 2009, the Company had cash on hand of $67,779,486, compared to $58,489,574 as of December 31, 2008.  The Company had net cash provided by operating activities for the nine months ended September 30, 2009 of $77,212,801, compared to $142,458,787 for the same period 2008.  Other significant sources of cash inflow include proceeds from option and warrant exercises of $2,065,881 and $4,653,439 for 2009 and 2008, respectively, and proceeds from issuance of common stock of $116,130,189 and $11,000,000 drawn down on the Company’s credit facility in 2008.  The most significant cash outflows during the nine months ended September 30, 2009 and 2008 were capital expenditures of $69,988,770 and $154,212,644, respectively, and $46,000,000 payment on notes payable in 2008.

Effective as of June 30, 2009, we entered into a new agreement that provides for a credit facility of $150 million with a borrowing base of $75 million with the structure in place to increase that borrowing base an additional $75 million.  The new facility has an interest rate grid with a range of LIBOR plus 2.25% to 3.25%, depending upon our level of utilization of the credit facility with the total interest rate to be charged being no less than 4.00%.  As of September 30, 2009, we were in compliance with all covenants and did not have any amount outstanding under this credit facility.

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

In 2008 and 2009 the Company entered into derivative contracts in order to manage the commodity price risk for a portion of production through 2010.  The Company’s current derivative contracts are costless collars.  A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.”  The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price.  The following is information relating to the Company’s collar positions as of September 30, 2009.

Commodity	Remaining Period	Volume (Bbls)	Floor	Ceiling
WTI Crude Oil	October 2009 - December 2009	276,000	$ 50.00	$ 72.60
WTI Crude Oil	January 2010 - December 2010	730,000	$ 65.00	$ 93.00

Commodity	Remaining Period	Volume (MMBTU)	Floor	Ceiling
El Paso Permian Gas	January 2010 - December 2010	1,825,000	$ 4.00	$ 7.87

The change in fair value of the oil hedging contracts in place at September 30, 2009, resulted in a decrease in the liability from $70,287 to zero.  The after tax impact of the change in the fair value of the hedge of $44,281 is reflected in other comprehensive loss.  During the nine months ended September 30, 2009, the Company monetized an existing costless collar, resulting in a larger decrease in the asset as the gain on that hedge was realized during the three months ended June 30, 2009, rather than over the remaining life of the hedge, running through December 2009. Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in “Other Comprehensive Income” until the hedged item is recognized in earnings.  Any change in fair value from ineffectiveness is recognized currently in unrealized derivative gain or loss in the consolidated statements of operations.

Cash settlements of cash flow hedges are recorded as a gain on derivatives in the operating section of the Company’s statement of operations.  During the nine months ended September 30, 2009, the Company monetized an existing costless collar, resulting in our realizing a gain during the period of $7,992,900, part of which would not have been realized until later in 2009.  As a result of this monetization, our statement of operations for the three and nine months ended September 30, 2009 include gain on derivative instrument of zero and $15,870,007, respectively, as compared to a loss of $3,462,283 and $9,008,822 for the three and nine months ended September 30, 2008, respectively.

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

REGISTRANT:  ARENA RESOURCES, INC.

Dated: November 4, 2009	By: /s/ Phillip W. Terry
Phillip W. Terry
President, Chief Executive Officer

Dated: November 4, 2009	By: /s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer