Form 10-K/A
period 2009-12-31
ARENA RESOURCES INC
filed 2010-04-30
CIK 1123871

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note

The purpose of this Amendment No.1 to the Annual Report on Form 10-K of Arena Resources, Inc. for the year ended December 31, 2009 (the “Original Form 10-K”) is solely to include conforming electronic signatures for the officers and directors, which were inadvertently omitted on the Original Form 10-K when filed.  The appropriate manual signature page to the Original Form 10-K was executed prior to filing.

This Amendment No. 1 amends and restates in its entirety the Original Form 10-K.  This Amendment contains no change in the narrative disclosure, financial statements or footnotes thereto as presented in the Original Form 10-K.

This Amendment No. 1 continues to reflect circumstances as of the date and time of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K or modify or update any other disclosures in any way.

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

Item 15:   Exhibits

(a)	Financial Statements
See Index to Financial Statements on page 54

(b)	Exhibits

3.1	Articles of Incorporation of Arena Resources, Inc. (i)

3.2	By-Laws of Arena Resources, Inc. (ii)

10.1	Second Amended and Restated Credit Agreement dated as of June 30, 2009, effective as of July 2, 2009, among the Company, MidFirst Bank, Compass Bank and Capital One, N.A. (iii)

23.1	Consent of Williamson Petroleum Consultants, Inc., Independent Petroleum Engineers

23.2	Consent of Hansen, Barnett & Maxwell, P.C., Independent

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Section 1350 Certification - CEO

32.2	Section 1350 Certification – CFO

99	Reserves Audit Report of Williamson Petroleum Consultants, Inc.

(i)  Incorporated herein by reference to the exhibits to Arena Resources, Inc.’s Form SB-1 filed January 2, 2001 (SEC File No. 333-46164).

(ii) Incorporated herein by reference to the exhibit to Arena Resources, Inc.'s Form 8-K filed December 5, 2007.

(iii) Incorporated herein by reference to the exhibit to Arena Resources, Inc.’s Form 8-K filed July 29, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Arena Resources, Inc.

By: /s/ Phillip W. Terry
Mr. Phillip W. Terry
President and Chief Executive Officer

Date: April 29, 2010

By: /s/ William R. Broaddrick
Mr. William R. Broaddrick
Chief Financial Officer

Date: April 29, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Lloyd T. Rochford
Mr. Lloyd T. Rochford
Director

Date: April 29, 2010

/s/ Stanley McCabe
Mr. Stanley McCabe
Director

Date: April 29, 2010

/s/ Clayton E. Woodrum
Mr. Clayton E. Woodrum
Director

Date: April 29, 2010

/s/ Anthony B. Petrelli
Mr. Anthony B. Petrelli
Director

Date: April 29, 2010

/s/ Carl H. Fiddner
Mr. Carl H. Fiddner
Director

Date: April 29, 2010

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