Form 10-Q
period 2010-03-31
ARENA RESOURCES INC
filed 2010-05-10
CIK 1123871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

As of May 6, 2010, the Company had outstanding 39,459,963 shares of common stock ($0.001 par value).

INDEX

Arena Resources, Inc.
For the Quarter Ended March 31, 2010

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and the consolidated results of its operations and its cash flows have been made. The results of its operations and its cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	March 31,	December 31,
	2010	2009

ASSETS
Current Assets
Cash	$55,015,353	$63,635,078
Accounts receivable	19,109,114	13,103,483
Joint interest billing receivable	2,834,249	2,392,814
Receivable from derivatives	25,500	-
Fair value of derivatives	17,268	-
Prepaid expenses	1,212,171	1,040,513

Total Current Assets	78,213,655	80,171,888

Property and Equipment
Oil and gas properties subject to amortization	708,649,133	661,453,134
Oil and gas gathering systems	3,318,186	2,134,876
Inventory for property development	991,861	1,052,538
Drilling rigs	6,694,841	6,694,841
Land, buildings, equipment and leasehold improvements	6,132,667	5,991,983
Total Property and Equipment	725,786,688	677,327,372
Less: Accumulated depreciation and amortization	(112,919,977)	(100,428,326)

Net Property and Equipment	612,866,711	576,899,046

Total Assets	$691,080,366	$657,070,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$18,002,641	$17,155,260
Current taxes payable	-	314,700
Accrued liabilities	1,322,964	1,101,633

Total Current Liabilities	19,325,605	18,571,593

Long-Term Liabilities
Asset retirement liability	8,158,997	7,209,812
Deferred income taxes	119,267,035	108,622,799

Total Long-Term Liabilities	127,426,032	115,832,611

Stockholders' Equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized;
39,459,963 shares and 38,693,963 shares outstanding, respectively	39,460	38,694
Additional paid-in capital	330,527,853	326,990,590
Retained earnings	213,750,537	195,637,446
Accumulated other comprehensive income	10,879	-

Total Stockholders' Equity	544,328,729	522,666,730

Total Liabilities and Stockholders' Equity	$691,080,366	$657,070,934

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the Three Months Ended March 31,	2010	2009

Oil and Gas Revenues	$51,797,626	$20,193,160

Costs and Operating Expenses
Oil and gas production costs	4,463,674	4,206,783
Oil and gas production taxes	2,786,047	1,098,339
Realized gain on derivatives	(25,500)	(5,111,210)
Depreciation, depletion and amortization	12,297,186	7,231,481
Accretion expense	131,965	94,750
General and administrative expense	3,503,810	2,674,769

Total Costs and Operating Expenses	23,157,182	10,194,912

Other Income (Expense)
Interest income	110,494	266,312

Net Other Income (Expense)	110,494	266,312

Income Before Provision for Income Taxes	28,750,938	10,264,560

Provision for Deferred Income Taxes	(10,637,847)	(3,799,111)

Net Income	$18,113,091	$6,465,449

Basic Net Income Per Common Share	$0.47	$0.17
Diluted Net Income Per Common Share	0.46	0.17

Other Comprehensive Income (Loss)
Realized gain on hedge derivative contract settlements
reclassified from other comprehensive loss	-	(2,916,308)
Change in unrealized deferred hedging gains	10,879	9,945

Total Other Comprehensive Income	$18,123,970	$3,559,086

See the accompanying notes to unaudited condensed consolidated financial statements.

ARENA RESOURCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the Three Months Ended March 31,	2010	2009

Cash Flows From Operating Activities
Net income	$18,113,091	$6,465,449
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion and amortization	12,297,186	7,231,481
Provision for income taxes	10,637,847	3,799,111
Stock based compensation	1,608,779	1,329,317
Accretion of asset retirement obligation	131,965	94,750
Changes in assets and liabilities:
Accounts and joint interest receivable	(6,472,566)	1,853,860
Income taxes payable	(798,690)	-
Prepaid expenses	312,332	148,390
Accounts payable and accrued liabilities	1,068,712	(9,691,042)

Net Cash Provided by Operating Activities	36,898,656	11,231,316

Cash Flows from Investing Activities
Purchase and development of oil and gas properties	(42,902,119)	(15,256,515)
Purchase of inventory for property development	(3,221,518)	(1,818,526)
Construction of oil and gas gathering systems	(1,183,310)	-
Purchase of buildings, drilling rigs & equipment	(140,684)	(242,575)

Net Cash Used in Investing Activities	(47,447,631)	(17,317,616)

Cash Flows From Financing Activities
Proceeds from exercise of options	1,929,250	-

Net Cash Provided by Financing Activities	1,929,250	-

Net Decrease in Cash	(8,619,725)	(6,086,300)

Cash at Beginning of Period	63,635,078	58,489,574

Cash at End of Period	$55,015,353	$52,403,274

Supplemental Cash Flow Information
Cash paid for income taxes	$314,700	$-
Cash paid for interest	-	-

Non-Cash Investing and Financing Activities
Asset retirement obligation incurred in property
acquisitions and development	817,220	134,232
Depreciation on drilling rigs capitalized as oil and gas properties	194,465	110,675
Use of inventory in property development	3,282,195	1,486,572

See the accompanying notes to unaudited condensed consolidated financial statements.

 ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

The accompanying unaudited interim financial statements have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission; therefore, certain information and disclosures generally included in financial statements have been condensed or omitted.  The condensed financial statements should be read in conjunction with the Company’s annual financial statements included in its annual report on Form 10-K as of December 31, 2009.  The financial position and results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Concentration of Credit Risk and Major Customer – The Company has cash in excess of federally insured limits at March 31, 2010.  During the three months ended March 31, 2010, sales to one customer represented 82% of oil and gas revenues.  At March 31, 2010, this customer made up 83% of accounts receivable.

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

 ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves and estimated future costs of abandonment and site restoration, are amortized on the unit-of-production method using estimates of proved reserves as determined by independent engineers. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined. The Company evaluates oil and gas properties for impairment at least annually. Amortization expense for the three months ended March 31, 2010 was $12,297,186, based on depletion at the rate of $16.47 per barrel of oil equivalent compared to $7,231,481 for the three months ended March 31, 2009, based on depletion at the rate of $12.60 per barrel of oil equivalent. These amounts include $117,160 and $73,274 of depreciation for the three months ended March 31, 2010 and 2009, respectively.

In addition, capitalized costs are subject to a ceiling test which limits such costs to the estimated present value of future net revenues from proved reserves, discounted at a 10-percent interest rate, based on current economic and operating conditions, plus the lower of cost or fair market value of unproved properties.  As of March 31, 2010, the Company’s net book value of oil and gas properties did not exceed the ceiling amount.  Consideration received from sales or transfers of oil and gas property is accounted for as a reduction of capitalized costs. Revenue is not recognized in connection with contractual services performed on properties in which the Company holds an ownership interest.

Drilling Rigs – Drilling rigs are valued at historical cost adjusted for impairment loss less accumulated depreciation.  Historical costs include all direct costs associated with the acquisition of drilling rigs and placing them in service.  Drilling rigs are depreciated over 10 years and the depreciation is capitalized as part of oil and gas properties subject to amortization.  For the three months ended March 31, 2010 and 2009 the Company had depreciation of $194,465 and $110,675, respectively, on the Company owned drilling rigs.  During the three months ended March 31, 2009, the Company temporarily discontinued the use of one of the two Company owned rigs and placed it in storage.  Because the rig was not in use during the quarter no depreciation was calculated on that rig.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Restricted shares outstanding are included in the weighted-average number of common shares outstanding.  This treatment is based on FASB guidance that states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.

Recent Accounting Pronouncements – In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements. See Note 9, “Fair Value Measurements.”

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (ASU 2010-12). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes. The Company is currently assessing the impact, if any, the adoption of ASU 2010-12 will have on the Company’s disclosures, operating results, financial position and cash flows.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2 – EARNINGS PER SHARE INFORMATION

For the Three Months Ended March 31,	2010	2009
Net Income	$18,113,091	$6,465,449
Basic Weighted-Average Common Shares Outstanding	38,836,252	38,210,187
Effect of dilutive securities
Warrants	-	133,007
Stock options	438,901	450,255
Diluted Weighted-Average Common Shares Outstanding	39,275,153	38,793,449
Basic Income Per Common Share
Net income	$0.47	$0.17
Diluted Income Per Common Share
Net Income	0.46	0.17

For the three months ended March 31, 2010, 205,000 stock options were not included in the computation of diluted income per share as their effects are anti-dilutive.  For the three months ended March 31, 2009, 780,000 stock options were not included in the computation of diluted income per share as their effects are anti-dilutive.

NOTE 3 – NOTES PAYABLE

Credit facility - Effective as of June 30, 2009, the Company entered into a new agreement that provides for a credit facility of $150 million with a borrowing base of $75 million with the structure in place to increase that borrowing base an additional $75 million.  The new facility has an interest rate grid with a range of LIBOR plus 2.25% to 3.25%, depending upon our level of utilization of the credit facility with the total interest rate to be charged being no less than 4.00%.  As of March 31, 2010, we were in compliance with all covenants and did not have any amount outstanding under this credit facility.

NOTE 4 – ASSET RETIREMENT OBLIGATION

The Company provides for the obligation to plug and abandon oil and gas wells at the dates properties are either acquired or the wells are drilled.  The asset retirement obligation is adjusted each quarter for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows. The reconciliation of the asset retirement obligation for the three months ended March 31, 2010 is as follows:

Balance, January 1, 2010	$7,209,812
Liabilities incurred	817,220
Accretion expense	131,965
Balance, September 30, 2009	$8,158,997

NOTE 5 – STOCKHOLDERS’ EQUITY

Options exercised – During the three months ended March 31, 2010, the Company issued 330,000 shares of common stock from the exercise of options for proceeds of $1,929,250.  Of these options, 305,000 had an exercise price of $4.15 per share, 20,000 had an exercise price of $23.42 per share and 5,000 had an exercise price of $39.02 per share.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Common Stock Issued pursuant to Restricted Stock Award Plan – During the three months ended March 31, 2010, the Company issued 436,000 shares of common stock to key personnel.  The shares were valued based on the closing price on the date the shares were awarded.  The expense associated with these issuances will be allocated ratably over the vesting period.  Following is a table of the shares granted during the three months ended March 31, 2010:

Shares granted	Date granted	Grant date price		Vesting
75,000	01/06/10	$ 45.05		50% each year for two years from issuance
300,000	03/30/10	32.62		1 year from issuance
60,000	03/30/10	32.62	(1)	After transition period of merger, if closing occurs
1,000	03/30/10	32.62		At December 31, 2010.

(1) The referenced shares were issued in anticipation of entering into a definitive merger agreement.  Said agreement was entered into subsequent to March 31, 2010 (See Note 10:  Subsequent Events).  Subject shares will vest only in the event that said merger closes and recipients of the subject shares remain employed through an as yet undefined transition period after closing.

NOTE 6 – EMPLOYEE STOCK OPTIONS AND RESTRICTED STOCK AWARD PLAN

Compensation expense charged against income for stock based awards during the three months ended March 31, 2010 was $1,608,779, with $876,557 of this being associated with the stock option plan and $732,222 associated with the restricted stock award plan.  This compares to $1,329,317 for the three months ended March 31, 2009, all of which is associated with the stock option plan.  All equity based compensation is included in general and administrative expense in the accompanying financial statements.

Employee Stock Options – On March 11, 2010, the Company granted 25,000 nonqualified stock options to an employee.  These options have an exercise price of $32.42 per share, based on the market price on the date of grant.  There were no forfeitures during the three months ended March 31, 2010.  During the three months ended March 31, 2010, a total of 330,000 options were exercised to purchase shares.  Of these options, 305,000 had an exercise price of $4.15 per share, 20,000 had an exercise price of $23.42 per share and 5,000 had an exercise price of $39.02 per share.  A summary of the status of the stock options as of March 31, 2010 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	1,920,000	$23.94
Granted	25,000	$32.42
Exercised	(330,000)	$5.85

Outstanding at March 31, 2010	1,615,000	$27.77

Exercisable at March 31, 2010	625,000	$25.77

Weighted average fair value of options granted		$14.35

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The Company uses the Black-Scholes option pricing model to calculate the fair-value of each option grant.  The assumptions used in calculating the fair value of options granted are as follows:  Risk free interest rate:  2.43%  Expected life:  4.25 years  Dividend yield:  None  Volatility:  53%.

As of March 31, 2010, there was approximately $4,535,915 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.03 years.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 was $9,289,650.  The aggregate intrinsic value of options expected to vest at March 31, 2010 was $12,083,504.  The aggregate intrinsic value of options exercisable at March 31, 2010 was $5,900,750.  The intrinsic value is based on a March 31, 2010 closing price of the Company’s common stock of $33.40.

Restricted stock grants – During 2009 and 2010, the Company granted restricted stock awards pursuant to the Restricted Stock Award Plan.  All shares awarded are valued based on the market price on the date of grant.  The fair value of the awards is expensed over the vesting period associated with the award.  Following is a schedule of all outstanding restricted stock awards and the terms associated with them:

Shares granted	Date granted	Grant date price	Grant date fair value		Vesting
5,226	12/17/09	$ 43.10	$ 225,241		6 month from issuance
75,000	01/06/10	45.05	3,378,750		50% each year for two years from issuance
300,000	03/30/10	32.62	9,786,000		1 year from issuance
60,000	03/30/10	32.62	1,957,200	(1)	After transition period of merger, if closing occurs
1,000	03/30/10	32.62	32,620		At December 31, 2010.

(1) The referenced shares were issued in anticipation of entering into a definitive merger agreement.  Said agreement was entered into subsequent to March 31, 2010 (See Note 10:  Subsequent Events).  Subject shares will vest only in the event that said merger closes and recipients of the subject shares remain employed through an as yet undefined transition period after closing.

As of March 31, 2010, there was approximately $14,631,534 of unrecognized compensation cost related to restricted stock grants that will be recognized over a weighted average period of 1 year.

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 – DERIVATIVE INSTRUMENTS

The Company uses commodity–based derivative contracts to manage exposures to commodity price fluctuations. The Company does not enter into these arrangements for speculative or trading purposes. These contracts consist of costless collars. The Company does not utilize complex derivatives such as swaptions, knockouts or extendable swaps.  At March 31, 2010, the Company had three costless collar contracts.  The fair value of all hedges, represented by the estimated amount that would be realized upon termination, based on a comparison of the contract prices and the reference price, on March 31, 2010, was $17,268.

The following table sets forth our derivative volumes as of March 31, 2010:

Commodity	Remaining Period	Volume (Bbls)	Floor	Ceiling
WTI Crude Oil	April 2010 - December 2010	275,000	$ 70.00	$ 92.85
WTI Crude Oil	April 2010 - December 2010	550,000	$ 65.00	$ 93.00

Commodity	Remaining Period	Volume (MMBTU)	Floor	Ceiling
El Paso Permian Gas	April 2010 - December 2010	1,375,000	$ 4.00	$ 7.87

Every derivative instrument is required to be recorded on the balance sheet as either an asset or a liability measured at its fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying estimated market price at the determination date. Changes in the fair value of effective cash flow hedges are recorded as a component of “Accumulated other comprehensive income (loss),” (“AOCI”) which is later transferred to earnings when the underlying physical transaction occurs.  As of March 31, 2010, there was an unrealized gain on derivative, net of tax, of $10,879 recorded in AOCI.

For those derivative instruments that qualify for hedge accounting, settled transaction gains and losses are determined monthly, and are included in the operating section of our income statement as “Realized loss (gain) on derivatives” in the period the hedged production is sold.  Our realized gain on derivatives includes $25,500 in the three months ended March 31, 2010, compared to a gain of $5.1 million in the three months ended March 31, 2009. Any ineffectiveness associated with these hedges would be reflected in the income statement caption called “Derivative fair value income (loss).” Our hedging contracts are all fully effective.

To designate a derivative as a cash flow hedge, the Company documents at the hedge’s inception our assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. The ineffective portion of the hedge is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. If, during the derivative’s term, the Company determines the hedge is no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings as realized gain or loss on derivatives when the underlying transaction occurs. If it is determined that the designated hedge transaction is not probable to occur, any unrealized gains or losses are recognized immediately in the statement of operations as a “Derivative fair value income or loss.” Our hedges are considered to be effective and therefore no amounts have been recorded for ineffectiveness.

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Derivative Fair Value Income (Loss)

The following table presents information about the components of derivative fair value income in the three months ended March 31, 2010 and 2009:

	For the Three Months Ended
	March 31,
	2010	2009
Realized gain on oil derivatives	$25,500	$5,111,210

The combined fair value of derivatives included in our consolidated balance sheets as of March 31, 2010 and December 31, 2009 is summarized below. The Company conducts derivative activities with two corporations. The Company believes these corporations are an acceptable credit risk.  The credit worthiness of our counterparties is subject to periodic review.

	March 31, 2010	December 31, 2009
Derivative assets, natural gas collars	$17,268	$-

The Company does not have any derivatives that do not qualify for hedge accounting.  The table below provides data about the carrying values of derivatives that qualify for hedge accounting:

	March 31, 2010			December 31, 2009
	Asset	(Liabilities)	Net	Asset	(Liabilities)	Net
	Carrying value	Carrying value	Carrying value	Carrying value	Carrying value	Carrying value
Derivatives that qualify for cash flow hedge accounting
Collars	$17,268	-	$17,268	-	-	-

The tables below provides data about the amount of gains and losses related to cash flow derivatives that qualify for hedge accounting included in the balance sheet caption “Accumulated other comprehensive income” (AOCI) and in our statement of operations:

	Amount of Gain/(Loss) recognized in AOCI		Amount of Gain/(Loss) reclassified from AOCI in Income
	As of March 31,		As of March 31,
	2010	2009	2010	2009
Collar	$17,268	$15,786	$-	$4,629,061
Income taxes	(6,389)	(5,841)	-	(1,712,753)
Total	$10,879	$9,945	$-	$2,916,308

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

The following table sets forth by level within the fair value hierarchy the Company’s liability that is measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2010 Using:

	Quoted Prices in Active Markets for Identical Liabilities: (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets/(Liabilities):

2010 - $70 - $92.85 oil hedge	$-	$-	$-	$-
2010 - $65 - $93 oil hedge	-	-	-	-

2010 - $4 - 7.87 gas hedge	-	17,268	-	17,268

NOTE 10 – SUBSEQUENT EVENTS

On April 3, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with SandRidge Energy, Inc. (“SandRidge”) and a wholly owned subsidiary of SandRidge, Steel Subsidiary Corporation (“Merger Sub”).  Pursuant to the Merger Agreement, the Merger Sub will merge into the Company, and the Company will become a wholly-owned subsidiary of SandRidge (or, in certain circumstances, the Company will merge with and into Merger Sub, in which event the Merger Sub would be the surviving entity).  The merger contemplated by the Merger Agreement is subject to the fulfillment of certain conditions, including the approval of the merger by holders of at least a majority of shares of the Company’s common stock issued and outstanding and entitled to vote at the special meeting of stockholders.  A more complete description of the Merger Agreement and the transactions related to the merger may be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on May 5, 2010.

Since the date of the Merger Agreement, nine shareholder lawsuits styled as class actions have been filed against the Company and its board of directors.  The lawsuits are as follows:

Thomas Slater v. Arena Resources, Inc., et al. – filed in the District Court in Tulsa County, Tulsa, Oklahoma on April 6, 2010;

Raymond M. Eberhardt v. Arena Resources, Inc., et al. - filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 8, 2010;

City of Pontiac General Employees’ Retirement System v. Arena Resources, Inc., et al. – filed in District Court in Washoe County, Reno, Nevada on April 8, 2010;

West Palm Beach Police Pension Fund v. Rochford, et al. – filed in District Court in Clark County, Las Vegas, Nevada on April 12, 2010;

Henry Kolesnik v. Arena Resources, Inc., et al. - filed in District Court in Washoe County, Reno, Nevada on April 14, 2010;

ARENA RESOURCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

Roger and Kanya Tiemchan Phillips v. Rochford, et al. - filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 16, 2010;

Richard J. Erickson v. Arena Resources, Inc., et al. – filed in the District Court in Tulsa County, Tulsa, Oklahoma on April 16, 2010;

Reinfried v. Arena Resources, Inc., et al. - filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 20, 2010;

Thomas R. Stevenson v. Rochford, et al. - filed in U.S. District Court for the Northern District of Oklahoma on April 26, 2010;

All nine lawsuits also name SandRidge as a defendant.  Six of the lawsuits (Eberhardt, Pontiac, West Palm Beach, Tiemchan Phillips, Reinfried, and Stevenson) name both SandRidge and Merger Sub as additional defendants.  All nine complaints generally allege that the Company’s board of directors breached their fiduciary duties in negotiating and approving the merger and by administering a sale process that failed to maximize shareholder value.  The suits (other than Pontiac) also claim that Arena and SandRidge aided and abetted the Company directors in breaching their fiduciary duties.  In the Stevenson lawsuit, the plaintiff also alleges that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by issuing an incomplete and misleading proxy statement.  The plaintiffs seek among other relief, to enjoin the merger, to rescind the Merger Agreement and/or collect damages.  In the Pontiac lawsuit, the plaintiff also specifically seeks an order declaring the termination fee contained in the Merger Agreement void and unenforceable, on the ground that it allegedly impermissibly influences the vote of the Company stockholders on the proposed merger.

The Company believes the lawsuits are without merit and it has valid defenses to all claims.  The Company intends to vigorously defend itself and its directors in the lawsuits.

Subsequent to March 31, 2010, the Company entered into an agreement for a commodity swap on a portion of oil production.  The volumes hedged under these agreements are 2,000 barrels per day at $87.35 for June through December 2010, 3,700 barrels per day at $90.30 for calendar year 2011 and 3,000 barrels per day at $91.30 for calendar year 2012, all based on the WTI index price.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations – For the Three Months Ended March 31, 2010

Oil and natural gas sales.  For the three months ended March 31, 2010, oil and natural gas sales revenue increased $31,604,466 to $51,797,626, compared to $20,193,160 for the same period during 2009.  Oil sales increased $29,179,164 and natural gas sales increased $2,425,302.  The increases were the result of higher oil and gas prices between periods and higher oil and gas production.  For the three months ended March 31, 2010, oil sales volume increased 141,803 barrels to 631,052 barrels, compared to 489,249 barrels for the same period in 2009.  The average realized per barrel oil price increased 103% from $36.89 for the three months ended March 31, 2009 to $74.84 for the three months ended March 31, 2010.  For the three months ended March 31, 2010, gas sales volume increased 178,005 thousand cubic feet (MCF) to 650,828 MCF, compared to 472,823 MCF for the same period in 2009.  The average realized natural gas price per MCF increased 55% from $4.54 for the three months ended March 31, 2009 to $7.02 for the three months ended March 31, 2010.

Oil and gas production costs. Our lease operating expenses (LOE) increased from $4,206,783 or $7.41 per barrel of oil equivalent (BOE) for the three months ended March 31, 2009 to $4,463,674 or $6.04 per BOE for the three months ended March 31, 2010.  The increase in total LOE is the result of rising costs while the decrease on a per BOE basis was the result of higher production.

Production taxes.  Production taxes as a percentage of oil and natural gas sales were 5% during the three months ended March 31, 2009 and remained steady at 5% for the three months ended March 31, 2010.  Production taxes vary from state to state.  Therefore, these taxes may vary in the future depending on the mix of production we generate from various states, as well as the possibility that any state may raise its production tax rate.

Depreciation, depletion and amortization. Our depreciation, depletion and amortization expense increased by $5,065,705 to $12,297,186 for the three months ended March 31, 2010, compared to the same period in 2009. The increase was primarily a result of an increase in our depletion rate from $12.60 for the three months ended March 31, 2009 to $16.47 and an increase in produced volumes.

General and administrative expenses.  General and administrative expenses increased by $829,041 to $3,503,810 for the three months ended March 31, 2010, compared to the same period in 2008.  The increase was the result of an increase in stock-based compensation expense from $1,329,317 for the three months ended March 31, 2009 to $1,608,779 for the three months ended March 31, 2010 and higher overall compensation expense between periods.

Interest income. Interest income was $110,494 for the three months ended March 31, 2010, compared to $266,312 for the three months ended March 31, 2009.  The decrease was due to lower interest rates between periods.

Income tax expense.  Our effective tax rate was 37% during the three months ended March 31, 2009 and remained steady at 37% for the three months ended March 31, 2010.

Net income. Net income increased from $6,465,449 for the three months ended March 31, 2009 to $18,113,091 for the same period in 2010. The primary reason for this increase is higher commodity prices between periods partially offset by higher depreciation, depletion and amortization and higher general and administrative expense.

Revenues Year to Date by Geographic section

Arena reports its net oil and gas revenues for the year to date as applicable to the following geographic sectors:

OIL
	Net Production Volume	Net Revenue
Texas Leases	569,317 BBLS	$42,623,856
Oklahoma Leases	13,334 BBLS	$992,093
New Mexico Leases	48,401 BBLS	$3,611,140

 GAS
	Net Production Volume	Net Revenue
Texas Leases	552,154 MCF	$3,886,070
Oklahoma Leases	2,784 MCF	$14,976
New Mexico Leases	66,927 MCF	$529,497
Kansas Leases	28,963 MCF	$139,994

Significant Subsequent Events occurring after March 31, 2010:

On April 3, 2010, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with SandRidge Energy, Inc. (“SandRidge”) and a wholly owned subsidiary of SandRidge, Steel Subsidiary Corporation (“Merger Sub”).  Pursuant to the Merger Agreement, the Merger Sub will merge into the Company, and the Company will become a wholly-owned subsidiary of SandRidge (or, in certain circumstances, the Company will merge with and into Merger Sub, in which event the Merger Sub would be the surviving entity).  The merger contemplated by the Merger Agreement is subject to the fulfillment of certain conditions, including the approval of the merger by holders of at least a majority of shares of the Company’s common stock issued and outstanding and entitled to vote at the special meeting of stockholders.  A more complete description of the Merger Agreement and the transactions related to the merger may be found in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on May 5, 2010.

Since the date of the Merger Agreement, nine shareholder lawsuits styled as class actions have been filed against the Company and its board of directors.  The lawsuits are as follows:

Thomas Slater v. Arena Resources, Inc., et al. – filed in the District Court in Tulsa County, Tulsa, Oklahoma on April 6, 2010;

Raymond M. Eberhardt v. Arena Resources, Inc., et al. - filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 8, 2010;

City of Pontiac General Employees’ Retirement System v. Arena Resources, Inc., et al. – filed in District Court in Washoe County, Reno, Nevada on April 8, 2010;

West Palm Beach Police Pension Fund v. Rochford, et al. – filed in District Court in Clark County, Las Vegas, Nevada on April 12, 2010;

Henry Kolesnik v. Arena Resources, Inc., et al. - filed in District Court in Washoe County, Reno, Nevada on April 14, 2010;

Roger and Kanya Tiemchan Phillips v. Rochford, et al. - filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 16, 2010;

Richard J. Erickson v. Arena Resources, Inc., et al. – filed in the District Court in Tulsa County, Tulsa, Oklahoma on April 16, 2010;

Reinfried v. Arena Resources, Inc., et al. - filed in District Court in Oklahoma County, Oklahoma City, Oklahoma on April 20, 2010;

Thomas R. Stevenson v. Rochford, et al. - filed in U.S. District Court for the Northern District of Oklahoma on April 26, 2010;

All nine lawsuits also name SandRidge as a defendant.  Six of the lawsuits (Eberhardt, Pontiac, West Palm Beach, Tiemchan Phillips, Reinfried, and Stevenson) name both SandRidge and Merger Sub as additional defendants.  All nine complaints generally allege that the Company’s board of directors breached their fiduciary duties in negotiating and approving the merger and by administering a sale process that failed to maximize shareholder value.  The suits (other than Pontiac) also claim that Arena and SandRidge aided and abetted the Company directors in breaching their fiduciary duties.  In the Stevenson lawsuit, the plaintiff also alleges that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by issuing an incomplete and misleading proxy statement.  The plaintiffs seek among other relief, to enjoin the merger, to rescind the Merger Agreement and/or collect damages.  In the Pontiac lawsuit, the plaintiff also specifically seeks an order declaring the termination fee contained in the Merger Agreement void and unenforceable, on the ground that it allegedly impermissibly influences the vote of the Company stockholders on the proposed merger.

The Company believes the lawsuits are without merit and it has valid defenses to all claims.  The Company intends to vigorously defend itself and its directors in the lawsuits.

Subsequent to March 31, 2010, the Company entered into an agreement for a commodity swap on a portion of oil production.  The volumes hedged under these agreements are 2,000 barrels per day at $87.35 for June through December 2010, 3,700 barrels per day at $90.30 for calendar year 2011 and 3,000 barrels per day at $91.30 for calendar year 2012, all based on the WTI index price.

Capital Resources and Liquidity

As shown in the financial statements for the three months ended March 31, 2010, the Company had cash on hand of $55,015,353, compared to $63,635,078 as of December 31, 2009.  The Company had net cash provided by operating activities for the three months ended March 31, 2010 of $36,898,656, compared to $11,231,316 for the same period 2009.  The only other significant source of cash inflow was proceeds from option exercises of $1,929,250 during the three months ended March 31, 2010 with no amounts from this source during the same period in 2009.  The most significant cash outflows during the three months ended March 31, 2010 and 2009 were capital expenditures of $47,447,631 and $17,317,616, respectively.

Effective as of June 30, 2009, we entered into a new agreement that provides for a credit facility of $150 million with a borrowing base of $75 million with the structure in place to increase that borrowing base an additional $75 million.  The new facility has an interest rate grid with a range of LIBOR plus 2.25% to 3.25%, depending upon our level of utilization of the credit facility with the total interest rate to be charged being no less than 4.00%.  As of March 31, 2010, we were in compliance with all covenants and did not have any amount outstanding under this credit facility.

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

Environmental

Oil and gas production is a highly regulated activity which is subject to significant environmental and conservation regulations both on a federal and state level.  Historically, most of the environmental regulation of oil and gas production has been left to state regulatory boards or agencies in those jurisdictions where there is significant gas and oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency.  However, while the Company believes this generally to be the case for its production activities in Texas, Oklahoma, Kansas and New Mexico, it should be noted that there are various Environmental Protection Agency regulations which would govern significant spills, blow-outs, or uncontrolled emissions.

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

The Company has entered into derivative contracts in order to manage the commodity price risk for a portion of production through 2010.  The Company’s current derivative contracts are costless collars.  A collar is a contract which combines both a put option or “floor” and a call option or “ceiling.”  The Company receives the excess, if any, of the floor price over the reference price, based on NYMEX quoted prices, and pays the excess, if any, of the reference price over the ceiling price.  The following is information relating to the Company’s collar positions as of March 31, 2010.

Commodity	Remaining Period	Volume (Bbls)	Floor	Ceiling
WTI Crude Oil	April 2010 - December 2010	275,000	$ 70.00	$ 92.85
WTI Crude Oil	April 2010 - December 2010	550,000	$ 65.00	$ 93.00

Commodity	Remaining Period	Volume (MMBTU)	Floor	Ceiling
El Paso Permian Gas	April 2010 - December 2010	1,375,000	$ 4.00	$ 7.87

The change in fair value of the oil hedging contracts in place at March 31, 2010, resulted in the recording of an asset of $17,268.  The after tax impact of the change in the fair value of the hedge of $10,879 is reflected in other comprehensive income.  Changes in the fair value of derivative instruments designated as cash flow hedges, to the extent they are effective in offsetting cash flows attributable to the hedged risk, are recorded in “Other Comprehensive Income” until the hedged item is recognized in earnings.  Any change in fair value from ineffectiveness is recognized currently in unrealized derivative gain or loss in the consolidated statements of operations.

Cash settlements of cash flow hedges are recorded as a gain on derivatives in the operating section of the Company’s statement of operations.  Our statement of operations for the three months ended March 31, 2010 include gain on derivative instrument of $25,500 as compared to a gain of $5,111,210 for the three months ended March 31, 2009.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, the Company issued 436,000 shares of restricted common stock pursuant to its Restricted Stock Award Plan which was adopted at the Company’s annual meeting of shareholders in December 2009.  The restricted shares were issued in transactions not involving a public offering in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The persons to whom the shares were issued had access to full information concerning the Company and represented that they acquired the shares for their own account and not for the purpose of distribution.  The certificates for the shares contain a restricted legend advising that the shares may not be offered for sale, sold or otherwise transferred without having first been registered under the 1933 Act or pursuant to an exemption from registration under the 1933 Act.  There was no underwriter involved in these transactions.

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

REGISTRANT: ARENA RESOURCES, INC.

Dated: May 10, 2010	By:	/s/ Phillip W. Terry
Phillip W. Terry
President, Chief Executive Officer

Dated: May 10, 2010	By:	/s/ William R. Broaddrick
William R. Broaddrick
Vice President, Chief Financial Officer